Form 10-Q
period 2008-03-31
AMERICAN DEFENSE SYSTEMS INC
filed 2008-05-15
CIK 1260996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

Commission File Number 000-53092

American Defense Systems, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-0357690
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

230 Duffy Avenue Hicksville, NY 11801 (516) 390-5300
(Address including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 12, 2008, 39,339,480 shares of common stock, par value $.001 per share, of the registrant were outstanding.

PART I

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Item 1.    Consolidated Financial Statements

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$9,751,481	$1,479,886
Accounts receivable, net	4,758,135	6,711,161
Inventory	1,095,918	737,458
Prepaid expenses and other current assets	2,474,631	1,856,236
Deferred tax asset	4,136,982	4,136,982
Costs in excess of billings on uncompleted contracts	8,697,869	5,011,974
Deposits	571,226	608,020
Total current assets	31,486,242	20,541,718
	—
Property and equipment, net	1,428,145	1,194,676

Deferred financing cost	1,009,190	—

Goodwill	1,960,361	1,680,361

Advances for future acquisitions	158,000	138,000
Total assets	$36,041,938	$23,554,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,236,151	$4,381,930
Accrued payroll	270,519	205,230
Accrued expenses	1,059,519	599,258
Due to Tactical Applications Group	—	1,512,741
Deferred tax liability	3,965,150	3,965,150
Short term notes payable	134,515	64,947
Total current liabilities	11,665,854	10,729,256

Long term notes payable	21,328	27,670

Mandatorily redeemable Series A Convertible Preferred Stock (cumulative). 5,000,000 shares authorized, 15,000 shares issued and outstanding	11,261,162	—

Investor warrant liability	1,275,423	—

Total liabilities	24,223,767	10,756,926
Stockholders’ equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 39,207,950 and 38,957,950 shares issued and outstanding as of March 31, 2008 and December 31, 2007	48,948	48,379
Additional paid-in capital	10,481,575	9,765,432
Accumulated (deficit)	1,287,647	2,984,017
Total stockholders’ equity	11,818,170	12,797,828
Total liabilities and stockholders’ equity	$36,041,937	$23,554,754

The accompanying notes are an integral part of these financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31,

	2008	2007
	(Unaudited)	(Unaudited)
Contract revenues earned	$9,420,120	$6,163,856

Cost of revenues earned	5,466,678	3,308,327

Gross profit	3,953,442	2,855,529

Operating expenses
Research and development expense	165,196	137,653
Marketing expense	632,307	670,195
General and administrative expense	3,085,713	1,317,554
Depreciation	134,769	83,971
Settlement of litigation	57,377	83,187
Loss on disposal of fixed assets	—	136
Total operating expenses	4,075,362	2,292,696
Net operating (loss)	(121,920)	562,833

Other (income) and expenses:

Loss on adjustment of fair value
Series A convertible preferred stock classified as a liability	1,428,665	—
Loss on investor warrant liability	107,589	—
Other income and expense	9,046	(1,411)
Interest expense	55,737	787
Financing Charge	4,536	—
Interest income	(31,123)	(39,711)
Total other (income) and expenses	1,574,450	(40,335)
Net income (loss) before income taxes	(1,696,370)	603,168

Provision (benefit) for income taxes	—	3,750

Net income (loss)	$(1,696,370)	$599,418

Net (loss) per share – basic and diluted	$(0.04)	$0.01
Weighted average number of shares outstanding
During the year – basic and diluted	39,124,616	38,801,840

The accompanying notes are an integral part of these financial statements.

AMERICAN DEFENSE SYSTEMS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CASH FLOWS

For the three months ended March 31,

	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,696,370)	$599,419

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value associated with preferred stock and warrants	1,536,254	—
Stock based compensation expense	33,685	—
Depreciation and amortization	134,769	83,971
Decrease in inventory valuation	—	—

Changes in operating assets and liabilities:
Restricted cash	—	216,101
Accounts receivable	1,953,026	(599,289)
Inventories	(358,460)	—
Deposits and other assets	36,794	(35,363)
Cost in excess of billing on uncompleted contracts	(3,685,895)	(1,392,808)
Prepaid expenses and other assets	(618,395)	61,101
Deferred tax asset	—	(2,471,745)
Deferred financing costs	(658,500)
Investment in affiliate	(20,000)	(40,000)
Accounts payable and accrued expenses	1,303,390	(657,503)
Accrued liabilities	425,550	60,342
Deferred tax liability	—	2,471,745
Due to related party	(1,012,741)	—

Net cash used in operating activities	(2,626,893)	(1,704,029)

Cash flows from investing activities:
Purchase of equipment	(368,238)	(173,726)
Cash paid for acquisition in excess of cash received	(100,000)	—
Security deposits	—	—

Net cash used in investing activities	(468,238)	(173,726)

Cash flows from financing activities:
Proceeds from notes payable	69,568	—
Repayments of short term financing	(6,342)	(3,397)
Proceeds from sale of Series A Convertible
Preferred Shares, net of of capitalization costs of $270,000	11,303,500	—

Net cash provided by (used in) financing activities	11,366,726	(3,397)

NET INCREASE (DECREASE) IN CASH	8,271,595	(1,881,152)

CASH AT BEGINNING OF YEAR	1,479,886	4,951,302

CASH AT END OF PERIOD	$9,751,481	$3,070,150

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,163	$787
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Shares issued in lieu of compensation	$—	$—
Shares issued for consulting services	$—	$—
Fair value of placement agent warrants	$374,933	$—

Assets and liabilities received in American Anti-Ram, Inc. asset purchase
Fixed assets	$30,000	$—
Inventory	$120,000	$—
Goodwill	$280,000	$—
Accounts payable and accrued expense	$(30,000)	$—
Shares issuable in connection with acquisition	$(200,000)	$—
Cash paid to American Anti-Ram, Inc.	$(100,000)	$—
Amounts due to American Anti-Ram, Inc.	$(100,000)

The accompanying notes are an integral part of these financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—On May 1, 2003, the stockholder of A. J. Piscitelli & Associates, Inc. exchanged all his issued and outstanding shares for shares of American Defense Systems, Inc. (the “Company”). American Defense Systems, Inc. was incorporated under the laws of the State of Delaware on December 6, 2002. The exchange was accounted for as a recapitalization of the Company, wherein the stockholder retained all the outstanding stock of American Defense Systems, Inc. At the time of the acquisition American Defense Systems, Inc. was substantially inactive.

On November 15, 2007, the Company entered into an Asset Purchase Agreement with Tactical Applications Group (TAG), a North Carolina based sole proprietorship, and its owner.  TAG has a retail establishment located in Jacksonville, North Carolina that supplies tactical equipment to military and security personnel.

In January 2008, American Physical Security Group, LLC (APSG), a wholly owned subsidiary of the Company acquired the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades.  APSG is located in North Carolina.

Nature of Business—The Company designs and supplies transparent and opaque armor solutions for both military and commercial applications. These products, sold under Vista trademarks, are used in transport and fighting vehicles, construction equipment, sea craft and various fixed structures which require ballistic and blast attenuation. The Company also develops solutions, integrates and installs detention and security hardware, entry control and monitoring systems, intrusion detection systems, and security glass. In addition, the Company provides engineering and consulting services to the detention and security industry. The primary customers of the Company are United States government agencies, general contractors who have contracts with governmental entities, and private industry.

The Company also supplies tactical equipment to military and security personnel, as well as vehicle anti-ram barriers.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10 Report for the fiscal year ended December 31, 2007.

Principles of Consolidation— The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, A.J Piscitelli & Associates, Inc. and American Physical Security Group, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for revenue recognition, income taxes and accrued liabilities among others. Actual results could differ materially from those estimates.

Significant estimates for all periods presented include cost in excess of billings and accrued contingency losses in connection with litigation.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentrations—Cash and cash equivalents are maintained in financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

The Company received certain of its components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2008 and 2007, the Company derived 99% of its revenues from various U. S. government entities.

Inventories—Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Equipment—Equipment is stated at cost less accumulated depreciation. Depreciation is provided using a straight-line method over an estimated useful life of three to five years. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill and Indefinite-Lived Intangible Assets— In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  The Company has recorded goodwill associated with the asset purchase agreements with TAG and APSG in the amount of $1,860,361 and $1,680,361 as of March 31, 2008 and December 31, 2007.  No impairment loss was recognized as of March 31, 2008 or December 31, 2007.

Long-Lived Assets—The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change, such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized.

Revenue and Cost Recognition— The Company recognizes revenue in accordance with the provisions of Staff Accounting Board (SAB) No. 104, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met:
(a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectibility is reasonably assured.  Under this provision, revenue is recognized upon delivery and acceptance of the order.

Contract Revenue - The Company recognizes revenues and reports profits from long-term construction contracts, its principal business, under the completed contract method. These contracts generally extend for periods in excess of one year. Contract costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account, during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, and project-related overhead. A contract is considered complete, when all costs except insignificant items have been incurred, and the installation is operating according to specifications, or has been accepted by the customer. Corporate general and administrative expenses are charged to the periods as incurred. Provisions for estimated contract losses, if any, are made in the period that such losses are determined. Claims are included in revenues when received and claims related to unpaid amounts recorded as accounts payable to subcontractors are included in revenues if the dispute is resolved to the benefit of the Company.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred current asset called “Costs in Excess of Billings on Uncompleted Contracts.”  Upon completion of purchase order, costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.  All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred current liability called “Billings in Excess of Costs on Uncompleted Contracts”.  Upon completion of the purchase order, all such billings would be reclassified from the balance sheet to the statement of operations as revenues.  Due to the structure of the Company’s contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of March 31, 2008 or 2007.  Contract retentions are included in accounts receivable.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail revenue - The Company recognizes revenue from its retail location upon point of sale.  Due to the nature of the merchandise sold, the Company does not accept returns and, therefore, no provision for returns has been recorded as of March 31, 2008 or 2007.

Advertising Costs—The Company expenses all advertising costs as incurred.

Earnings per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options and restricted common stock.

Income Taxes—The Company accounts for income taxes according to Statement of Financial Accounting Standard (SFAS) 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

The Corporation adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since its inception in 2000.

Fair Value of Financial Instruments—Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities.

Recent accounting pronouncements

Business Combinations

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s consolidated financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

2.     COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND CONTRACTS RECEIVABLE

Costs in excess of billings on uncompleted contracts represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts at March 31, 2008 and 2007.

For the periods presented, the cost in excess of billings on uncompleted contracts consisted of the following as of March 31, 2008 and December 31, 2007

	2008	2007
Uncompleted contract costs	$8,697,689	$5,011,974
Billings and / or receipts on uncompleted contracts	—	—
Cost in excess of billings on uncompleted contracts	$8,697,689	$5,011,974

The Company records accounts receivable related to its long-term contracts, based on billings or on amounts due under the contractual terms. Accounts receivable consist primarily of receivables from completed long-term contracts and progress billings on uncompleted contracts. Allowance for doubtful accounts is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Any amounts considered recoverable under the customer’s surety bonds are treated as contingent gains and recognized only when received.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At March 31, 2008 and December 31, 2007, the Company had $4,758,135 and $6,711,161, respectively, of accounts receivable, of which the Company considers all to be fully collectible.

There was no bad debt expense recorded for the three months ended March 31, 2008 and 2007.

3.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings—

On July 10, 2007, the Company filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit.

On December 6, 2006, the former Chief Financial Officer commenced an action against the Company for breach of contract arising from his termination of employment in the Eastern District of Ohio. The matter was transferred on defendant’s motion to the United States District Court, Eastern District of New York. Mr. Lassak seeks damages in excess of $500,000 inclusive of interest.  In April 2008, the parties reached a settlement of $200,000 in this matter.

On February 29, 2008, a former employee commenced an action against us for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. We filed an answer to the complaint and will be commencing discovery.  Meritorious defenses to the claims exist and we intend to vigorously defend this action.

On March 4, 2008, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. We believe the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. No amounts have been accrued for damages as the Company believes meritorious defenses to the claims exist and intends to vigorously defend this action.

4.             STOCKHOLDERS’ EQUITY

Warrants - As an inducement to the February 2005 private offering, the Company also issued 2,778,950 warrants to purchase stock at $1.00 per share to these subscribers. These warrants will expire on August 31, 2006. In addition, purchase warrants for up to 555,790 shares of common stock at the purchase price of $1.10 per share were issued to the underwriter. These warrants will expire September 1, 2010.

The following is a summary of stock warrants outstanding at March 31, 2008 and December 31, 2007.

			Value if
	Warrants	Exercise Price	Exercised
Beginning balance	3,334,740	—	$3,390,319
Issued - Private offering	—	—	—
Issued - Underwriter
Exercised	(1,791,375)	1.00	(1,791,375)
Forfeited or expired	(987,200)	1.00	(1,543,365)
Ending balance	555,790		$611,369

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, the Company accounts for the stock warrants using the fair value method.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	3.22%
Expected volatility	10 – 20%
Expected life	1.5 Years – 5.5 Years
Expected dividends	—

Based on the assumptions noted above, the fair market value of the warrants was valued at $330,475, which has been reflected in the Statement of Stockholders’ Equity as of December 31, 2005.  No value was attributed to warrants in 2006 or 2007.

Stock Option Plan – On December 3, 2007, the Company adopted the American Defense Systems, Inc. 2007 Incentive Compensation Plan.  Under this plan, stock options may be granted to employees, officers, consultants or others who provide services to the Company.  On December 14, 2007 and February 20, 2008, 1,645,000 and 72,000 stock options, respectively, were granted to directors, officers and employees of the Company.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	4.23%
Expected volatility	45%
Forfeiture rate	10%
Expected life	5 Years
Expected dividends	—

Based on the assumptions noted above, the fair market value of the options issued was valued at $409,860, of which $33,685 and $0 have been expensed in the Statement of Operations as of March 31, 2008 and 2007, respectively.

In February 2008, 72,000 stock options were granted to officers, directors, employees, consultants and other persons who provide services to the Company.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	4.23%
Expected volatility	45%
Forfeiture rate	10%
Expected life	5 Years
Expected dividends	—

Based on the assumptions noted above, the fair market value of the options issued was valued at $64,960, of which $0 has been expensed in the Statement of Operations as of March 31, 2008.

Shares issued in connection with Asset Purchase Agreement – In January 2008, the Company, through its wholly owned subsidiary American Physical Security Group, LLC, acquired the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades.  The purchase price for this acquisition is expected to be $600,000.  Of this amount, $100,000 has been paid in cash and 100,000 shares of stock were issued, valued at $2 per share.  The Company will pay another $100,000 by the end of 2008.  The remaining purchase price will be negotiated based on performance.  The Company acquired approximately $120,000 in net assets in this acquisition.

5.             ACQUISITION

In January 2008, the Company, through its wholly owned subsidiary American Physical Security Group, LLC, acquired the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades.  The purchase price for this acquisition is expected to be $600,000.  Of this amount, $100,000 has been paid in cash and 100,000 shares of stock were issued, valued at $2 per share.  The Company will pay another $100,000 by the end of 2008.  The remaining purchase price will be negotiated based on performance.

The Company acquired approximately $120,000 in net assets in this acquisition.  As of March 31, 2008, the Company has paid $300,000 toward the anticipated purchase price.  The remaining balance due of $100,000 under agreement has been accrued as of March 31, 2008.

6.                                      SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT AGENT WARRANTS

We entered into a Securities Purchase Agreement (“Purchase Agreement”) on March 7, 2008 to sell shares of our Series A Convertible Preferred Stock (“Series A Preferred”) and warrants (“Investor Warrants”) to purchase shares of our common stock, and to conditionally sell shares of our common stock, to three investors. The investors agreed to purchase an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants is $15,000,000 and the aggregate purchase price for the common stock is $500,000.

An initial closing under the Purchase Agreement was held on March 7, 2008 in which an aggregate of 10,975 shares of Series A Preferred and Investor Warrants to purchase up to 2,743,706 shares of common stock were issued for an aggregate purchase price of $10,975,000. After the payment of investor expenses of $60,000 and the $658,500 cash portion of the placement agent fee described below, we received net proceeds of $10,256,500. A subsequent closing with respect to the remaining 4,025 shares of Series A Preferred and warrants to purchase up to 1,006,294 shares of common stock occurred on April 4, 2008.

In connection with sale of the Series A Preferred and Investor Warrants under the Securities Purchase Agreement described above, our placement agent for the transaction is entitled to a cash fee equal to 6.0% of the gross proceeds and warrants to purchase that number of shares of common stock equal to 6.0% of the number of shares of common stock issued in the financing. For the initial closing above, the placement agent received a cash payment of $658,500 (6.0% of $10,975,000) and warrants to purchase 493,872 shares of common stock (6.0% of the sum of (i) 5,487,500, the initial number of shares of common stock into which the Series A Preferred issued in the March 7, 2008 closing may be converted and (ii) 2,743,706, the initial number of shares of common stock that may be purchased under the Investor Warrants issued in the March 7, 2008 closing). At the April 4, 2008 closing, the placement agent received an additional cash payment of $241,500 (6.0% of $4,025,000) and warrants to purchase up to 181,128 shares of common stock (6.0% of the sum of (1) 2,012,500, the initial number of shares of common stock into which the Series A Preferred issued in the April 4, 2008 closing may be converted and (2) 1,006,294, the initial number of shares of common stock that may be purchased under the Investor Warrants issued in the April 4, 2008 closing).

Series A Convertible Preferred Stock

The provisions for the Series A Preferred are as follows:

Dividends on Series A Preferred

The shares of Series A Preferred accrue a cumulative dividend at a rate of 9% per annum of the Conversion Amount, as defined below. Dividends on the Series A Preferred shall be cumulative, shall accrue, whether or not declared, and be payable quarterly in cash or, at the Company’s option, payable in common stock at 10%.

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of shares of the Series A Preferred then outstanding shall be entitled to receive an amount per Series A Preferred equal to 110% of the Conversion Amount.

Voting Rights

Holder’s of Series A Preferred are entitled to vote on an “as if” converted basis and vote with the common stockholders as required. Voting rights are subject to the maximum ownership percentage of 9.99%.

Holder’s Right to Convert

At any time the holder of any such shares of Series A Preferred may, at such holder’s option, elect to convert all or any portion of their whole number of shares of Series A Preferred held by such person into common stock at the Conversion Rate, which is equal to the Conversion Amount divided by the Conversion Price. The Conversion Amount shall initially be equal to the Stated Value ($1,000 per share) times the number of shares subject to conversion. The Conversion Price is the Initial Conversion Price ($2.00). The Conversion Price shall be reduced by (i) 4% of the Initial Conversion Price on or after May 30, 2008 if the Company’s common stock is not listed on an Eligible Market and (ii) a further 1.5% of the Initial Conversion Price on each 30th day thereafter until the Company’s common stock is so listed; provided, however, that all decreases shall in no event be more than 10% of the Initial Conversion Price. The Conversion Price is also subject to certain standard anti-dilution adjustment provisions.

Redemption at Option of Holders

Triggering Event – Upon the occurrence of a Triggering Event, each holder may, at such holder’s option, subject to the Limitation on Damages, require the Company to redeem all or a portion of such holder’s Series A Stock shares at a price per Preferred Share equal to the greater of (i) 110% of the Conversion Amount (or, in the case of the Triggering Events set forth in Sections 3(a)(v) and 3(a)(vi), 100% of the Conversion Amount) and (ii) the product of (A) the Conversion Rate in effect at such time and (B) the Closing Sale Price of the Company’s common stock on the trading day immediately preceding such Triggering Event (the “Triggering Event Redemption Price”).

Failure to Satisfy Equity Condition - If the Equity Conditions are not satisfied as of December 31, 2008, then on any date thereafter that any Equity Condition (as defined in the Series A Preferred Certificate) is not satisfied the Holders shall have the right, in its sole discretion, to require that the Company redeem all of or any portion of such Holder’s Series A Preferred shares at a price equal to 100% of the Conversion Amount.

Redemption by Company

Mandatory Redemption – If any Series A Preferred shares remain outstanding on the Maturity Date, which is December 31, 2010, the Company shall redeem all such Series A Preferred shares on the Maturity Date for an amount in cash per Preferred Share equal to the Conversion Amount.

Optional Redemption – At any time on or after the (i) 2nd anniversary of the Public Company Date (the date on which the Company’s securities are initially registered under the Exchange Act), (A) the median price of the Weighted Average Price of the Company’s common stock over any consecutive 30 Trading Day period is greater than $3.00 per share, (B) the median trading volume for such period is greater than 75,000 shares and (C) there shall not have been any Equity Conditions Failure or (ii) 6-month anniversary of a Qualified Public Offering and there shall not have been any Equity Conditions Failure, the Company shall have the right to redeem any or all of the Series A Preferred shares to cash in an amount equal to 100% of the Conversion Amount.

Accounting for the Series A Preferred

The Company accounted for the transaction in accordance with SFAS 150 “Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity”. SFAS 150 provides guidance on how financial instruments should be classified and measured when characteristics of both liabilities and equity exist and requires that an entity classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. The mandatory redemption provision incorporated into the Series A Preferred causes the stock to fall within the scope of SFAS 150 since the Company must redeem the stock by December 31, 2010 by transferring cash to the Holders.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to placement agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance. In addition, under SFAS 150, paragraph 20, “mandatorily redeemable instruments must be measured initially at fair value”. Therefore, after the initial recording of the Series A Stock based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a loss. The initial valuation of the Series A Preferred is as follows:

Security	Face Value	Fair Value	Allocation of proceeds	Fair value in excess of proceeds
Series A Preferred	$10,975,000	$11,093,379	$9,832,497	$1,260,882
Warrants	—	1,289,013	1,142,503	146,510

	$10,975,000	$12,382,392	$10,975,000	$1,407,392

The Series A Preferred has been included as a noncurrent liability until December 31, 2009, at which time it will be included as a current liability.

As of March 31, 2008, the Company has recorded an additional loss on adjustment of fair value of their Series A Preferred of $167,783. The total loss on adjustment as of March 31, 2008 is $1,428,665.

Investor Warrants

In connection with the initial closing under the Purchase Agreement, Investor Warrants to purchase up to 2,743,706 shares of common stock at $2.40 per share were issued in addition to the 10,975 shares of Series A Preferred.

The terms of the Investor Warrants provide the following:

(a)                                 Exercise price of $2.40 per share. If not listed on an eligible market on or before May 30, 2008, the exercise price shall be reduced $.10 and shall be further decreased by $.04 on each 30th day thereafter until such listing occurs, subject to a maximum of $.24

(b)                                The Investor Warrants are immediately exercisable upon issuance through the date that is 36 months after the Public Company date.

(c)                                 A cashless exercise is available at the option of the holders as of the Public Company date.

(d)                                In the event of a Fundamental Transaction, the holders may request that the Company repurchase the Warrant from the holders by paying a cash amount equal to the Black-Scholes Value of the remaining unexercised portion on the date of the Fundamental Transaction. Fundamental Transactions are defined within the terms of the Investor Warrant Agreement.

(e)                                 The Company, at its option, has the right to require that the holder exercise all or a portion of their Investor Warrants under terms that are defined within the Investor Warrant Agreement.

The Investor Warrants were accounted for as follows:

(a)         The warrants meet the criteria under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the fair value recognized as a gain or loss as they occur. At the initial date of issuance, the Company recorded a derivative liability of $1,289,013, which represents the fair value of the Investor Warrants and a loss on Investor Warrants of $146,510. This liability was subsequently adjusted to fair value as of March 31, 2008 and a corresponding fair value adjustment of $38,921 reduced the derivative liability. The total loss on Investor Warrants as of March 31, 2008 was $107,589.

(b)        The warrants meet the criteria under EITF 01-6 “The Meaning of Indexed to a Company’s Own Stock”, which provides guidance as to whether a contract is indexed to a Company’s own stock. However, since the warrants do not meet the criteria for reporting as an equity instruments under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the Investor Warrants is included as a noncurrent liability.

In valuing the Investor Warrants associated with the Series A Preferred the Company used the Black-Scholes option pricing model with the following range of assumptions:

Expected Life	3.10 Years
Risk-Free Rate	2.13%
Expected Volatility	40%
Dividend Rate	0%

The resulting value per warrant was $.47. The fair value associated with the 2,743,706 Investor Warrants was $1,289,013.

Placement Agent Warrants

In connection with the sale of the Series A Preferred and Investor Warrants, the placement agent was entitled to receive warrants (Placement Agent Warrants) to purchase a total of 6% of the number of common stock issued in the financing or 493,872 shares. The Placement Agent Warrants were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company satisfies the criteria for classification of the Placement Agent Warrants as equity. The Company has recorded the corresponding amount recorded as a Deferred Financing Cost. Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of issuance, the Company recorded $1,033,433 in deferred financing costs and amortized $25,331 as interest expense as of March 31, 2008.

In valuing the Placement Agent Warrants associated with the Series A Preferred the Company used the Black-Scholes option pricing model with the following range of assumptions:

Expected Life	4 Years
Risk-Free Rate	2.45%
Expected Volatility	45%
Dividend Rate	0%

The resulting value per warrant was $.76. The fair value associated with the 493,872 Placement Agent Warrants was $374,993.

7.                                      SUBSEQUENT EVENT

On April 4, 2008, a subsequent closing took place under the agreement entered into on March 7, 2008 to sell shares of Series A Preferred. The Company received gross proceeds of $4,025,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our registration statement on Form 10 (SEC No. 0-53092).

Except for statements of historical fact, certain information described in this report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting our operations, market growth, service and products. The factors listed in the section captioned “Risk Factors” within Item 1A, “Description of Business,” in our Form 10 Registration Statement filed with the SEC on April 22, 2008, as well as other cautionary language in such Form 10,  describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

Overview

We are a provider of customized transparent and opaque armor solutions for tactical and non-tactical transport vehicles and construction equipment used by the military. We focus primarily on research and development, design and engineering, fabrication and providing component integration. Our armor solutions are used in retrofit applications for equipment already in service, and we work with original equipment manufacturers to provide armor solutions for new equipment purchased by the military.

We also sell tactical products such as body armor, nylon holsters, vests and packs, weapons, ammunition, weapons parts and accessories through a retail outlet, and physical security products consisting primarily of vehicle anti-ram barriers such as bollards, steel gates and steel wedges that deploy out of the ground.

Our technical expertise is in the development of lightweight composite ballistic, blast and bullet mitigating materials used to fortify and enhance capabilities of existing and in-service equipment and structures. We serve primarily the defense market and our sale are highly concentrated within the U.S. government. Our customers include various branches of the U.S. military through the U.S. Department of Defense (or DoD) and to a much lesser extent other U.S. government, law enforcement and correctional agencies as well as private sector customers.

We have experienced significant growth, with revenues of $4.8 million, $25.3 million and $36.5 million in 2005, 2006 and 2007, respectively, and $9.4 million in the quarter ended March 31, 2008. The principal factor contributing to our recent growth has been increased demand by the U.S. military for lightweight ballistic and blast resistant transparent and opaque armor that protects soldiers, sailors and marines.

Our recent historical revenues have been generated primarily from three large contracts. To continue expanding our business, we are seeking to broaden our customer base and to diversify our product and service offerings. Our strategy to increase our revenue, grow our company and increase stockholder value involves the following key elements:

• increase exposure to military platforms in the U.S. and internationally;

• form strategic partnerships with original equipment manufacturers (OEMs);

• develop strategic alliances;

• capitalize on increased homeland security requirements and non-military platforms; and

• focus on an advanced research and development program to capitalize on increased demand for new armor materials.

We are pursuing each of these growth strategies simultaneously, and expect one or more of them to result in additional revenue opportunities within the next 12 months. Please see “Business—Our Growth Strategy” in our Form 10 filed April 22, 2008 for additional information.

Sources of Revenues

We derive our revenues by fulfilling orders under master contracts awarded by branches of the United States military, law enforcement and corrections agencies and private companies involved in the defense market. Under these contracts, we provide customized transparent and opaque armor products for transport and construction vehicles used by the military, group protection kits and spare parts.  We also derive revenues from retail sales of our tactical products and sales of our physical security products.

Our contract backlog as of March 31, 2008 and 2007 was $48 million and $35 million, respectively.  Of our $48 million contract backlog at March 31, 2008, we estimate that $30 million, $10 million and $8 million will be filled during the remainder of 2008 and in 2009 and 2010, respectively. Accordingly, in order to maintain our current growth rate or even our current revenue levels, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM’s and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

We continue to aggressively bid on projects and are in preliminary talks with a number of international firms to pursue long-term government and commercial contracts, including with respect to Homeland Security. As described above in the section entitled “Business—Our Growth Strategy” of our Form 10 filed April 22, 2008, we expect to engage in vehicle prototype work with an OEM during the second and third quarters of 2008. If such prototype work is obtained and is successful, it could lead to a substantial manufacturing opportunity that would begin towards the end of 2008 and first half of 2009. While no assurances can be given that we will obtain a sufficient number of contracts or that any contracts we do obtain will be of significant value or duration, we are confident that we will continue to have the opportunity to bid and win contracts as we have in 2006 and 2007.

Cost of Revenues and Operating Expenses

Cost of Revenues. Cost of revenues consists of parts, direct labor and overhead expense incurred for the fulfillment of orders under contract. These costs are charged to expense upon completion and acceptance of an order. Costs of revenue also includes the costs of protyping and engineering, which are expensed upon completion of an order as well. These costs are included as costs of revenue because they are incurred to modify products based upon government specifications and are reimbursable costs within the contract. These costs for the production of goods under contract are expensed when they are complete. We allocate overhead expenses such as employee benefits, computer supplies, depreciation for computer equipment and office supplies based on personnel assigned to the job. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

Sales and Marketing. Expenses related to sales and marketing consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, trade shows and related travel.

As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2008, sales and marketing expenses will increase in absolute dollars but will decrease as a percentage of revenues.

Research and Development. Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include compensation and employee benefits of engineering and testing personnel, materials, travel and costs associated with design and required testing procedures associated with our product line. We expect that in 2008, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new protections products, but will remain relatively consistent or decrease slightly as a percentage of revenues. Research and development costs are charged to expense as incurred.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead. We expect that in 2008, general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenues.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue and Cost Recognition. We recognize revenue in accordance with the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Board (SAB) No. 104, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Under this provision, revenue is recognized upon delivery and acceptance of the order.

We recognize revenue and report profits from purchases orders filled under master contracts under the completed contract method. Purchase orders received under master contracts may extend for periods in excess of one year. Contract costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred, installation is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of March 31, 2008 and December 31, 2007, there were no such provisions made.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called “Costs in Excess of Billings on Uncompleted Contracts.” Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred liability called “Billings in Excess of Costs on Uncompleted Contracts”. Upon completion of a purchase order, all such associated billings would be reclassified from the balance sheet to the statement of operations as revenues. Due to the structure of our contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of March 31, 2008 or December 31, 2007.

Stock-Based Compensation. Stock based compensation consists of stock issued to employees and contractors for services rendered. We accounted for the stock issued using the estimated current market price per share at the date of issuance. Such cost was recorded as compensation in our statement of operations at the date of issuance.

We have recently adopted our 2007 Incentive Compensation Plan pursuant to which we intend to issue stock-based compensation from time to time, in the form of stock, stock options and other equity based awards. Our policy for accounting for such compensation in the form of stock options is as follows:

We have adopted the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS No. 123R). In accordance with SFAS No. 123R, we will use the Black-Scholes option pricing model to measure the fair value of our option awards granted after June 15, 2005. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 (SAB No. 107) which provides supplemental implementation guidance for SFAS No. 123R.

Because we have only recently become a public entity and there are no assurances that our common stock will trade or be quoted on any established trading market, we will have a limited trading history, if any. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate will be based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

We recognized $33,685 and $6,800 in stock compensation expense as of March 31, 2008 and December 31, 2007, respectively.

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

Series A Preferred Stock.  The Company accounted for its Series A Convertible Preferred Stock (or Series A Preferred) in accordance with SFAS 150 “Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity”.  SFAS 150 provides guidance on how financial instruments should be classified and measured when characteristics of both liabilities and equity exist and requires that an entity classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer.  The mandatory redemption provision incorporated into the Series A Preferred causes the stock to fall within the scope of SFAS 150 since we must redeem the stock by December 31, 2010 by transferring cash to the holders of the Series A Preferred.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance.  In addition, under SFAS 150, paragraph 20, “mandatorily redeemable instruments must be measured initially at fair value”.   Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a loss.

Investor Warrants.  The warrants issued with the Series A Preferred (or Investor Warrants) meet the criteria under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur.   At the initial date of issuance, we recorded a derivative liability of $1,289,013, which represents the fair value of the Investor Warrants.  This liability was subsequently adjusted to fair value as of March 31, 2008 and a corresponding fair value adjustment of $38,921 reduced the derivative liability.

The Investor Warrants meet the criteria under EITF 01-6 “The Meaning of Indexed to a Company’s Own Stock”, which provides guidance as to whether a contract is indexed to a company’s own stock.    However, since the warrants do not meet the criteria for reporting as an equity instruments under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the Investor Warrants is included as a noncurrent liability.

Placement Agent Warrants.  The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred.  The Placement Agent Warrants are recorded at fair value at the date of issuance.  Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we satisfy the criteria for classification of the Placement Agent Warrants as equity.   We have recorded the corresponding amount recorded as a Deferred Financing Cost.  Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method.  At the date of issuance, we recorded $1,033,433 in deferred financing costs and amortized $25,331 as interest expense as of March 31, 2008.

Comparison of the Three Months Ended March 31, 2008 versus March 31, 2007

Revenues.  Revenues for the three months ended March 31, 2008 was approximately $9.4 million, an increase of approximately $3.2 million, or 52%, over revenues of approximately $6.2 million in the comparable period in 2007.  This increase was due primarily Marine Corp sole source contract #m6785407D5023 during the first quarter of 2008 versus the same quarter in 2007.   The revenue increase also was due to additional sales generated from our tactical application retail outlet and our physical security product business, which were not in existence in 2007.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2008 was approximately $5.5 million, an increase of approximately $2.2 million, or 67%, over cost of revenue of $3.3 million in the comparable period in 2007.  This increase was related to our increased production costs under the Marine Corp. sales contract mentioned above.  The costs of revenue also increased due to additional costs of sales from our tactical application retail outlet and our physical security product business, which were not in existence in 2007.

Gross profit margin.   The gross profit margin for the three months ended March 31, 2008 and March 31, 2007 were approximately $4 million and $2.9 million, respectively.  The gross profit margin percentage was 42% and 53% for the three months ended March 31, 2008 and March 31, 2007, respectively.  The decrease in gross profit margin percentage was due to  higher costs associated with production associated with the Marine Corp. sales contract and lower gross profit margins associated with our tactical application retail outlet and our physical security product business.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended March 31, 2008 and March 31, 2007 were approximately $632,000 and $670,000, respectively, representing a decrease of $40,000, or 6%.  The decrease was due primarily  to a decrease in trade show expenses that resulted from reducing its travel costs associated with these shows.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2008 and March 31, 2007 were approximately $165,000 and $138,000, respectively.  The increase of $27,000 or 20% from 2007 to 2008 was the result of additional testing and improvements of existing products, such as helmets and vests.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2008 and March 31,2007 were approximately $3.1 million and $1.3 million, respectively.  The increase of $1.7 million, or 130%, was primarily due to the increase in employee related costs associated with our expansion and increase in personnel of approximately $300,000.  Due to our expansion, we also incurred increases in other expenses, such as general and liability insurance, rent and general supplies, which approximated $420,000.  We also incurred additional general and administrative expenses associated with the facilities for our tactical application retail outlet and our physical security product business of approximately $600,000.  We also incurred significant legal, merger and acquisition, and accounting costs associated with the registration of our common stock with the SEC under the Securities Exchange Act of 1934 and our asset acquisition during the first quarter of 2008, which were approximately $200,000.

Depreciation expense.  Depreciation expense was approximately $135,000 and $83,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.  The increase of $52,000, or 63%, was the result of our expansion during 2007, which resulted in higher depreciation expense.  In addition, we acquired additional property and equipment associated with our tactical application retail outlet and our physical security product business and, as a result, incurred higher depreciation costs.

Other (income) and expense.  We experienced a loss on adjustment of fair value with respect to our Series A Convertible Preferred Stock which was classified as a liability of $1.4 million and a loss on the related investor warrants of $107,000 as of March 31, 2008.  These securities were not outstanding during the quarter ended March 30, 2007 and accordingly there was no such loss as of March 31, 2007.   As a result of our agreement to sell our Series A Convertible Preferred Stock and warrants to purchase common stock, we incurred losses which occurred upon the valuation of the stock.  Such valuation took into account the features, rights and obligations of the convertible preferred stock, which ultimately resulted in a higher fair value than the proceeds received.   Since the Series A Convertible Preferred Stock and related Investor Warrants are required to be recorded at fair value, we recorded a loss on such securities.

Liquidity and Capital Resources

As March 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $9.8 million, net accounts receivable of approximately $4.8 million and costs in excess of billings of approximately $8.7 million.  The primary sources of our liquidity during 2008 have come from operations and proceeds received from the sale of our shares of Series A Convertible Preferred Stock and warrants to purchase our common stock.

On March 7, 2008, we entered into an agreement to sell shares of our Series A Convertible Preferred Stock and warrants to purchase our common stock, and to conditionally sell shares of our common stock, to three investors. The aggregate purchase price of the preferred stock and warrants is $15.0 million and the aggregate purchase price of the common stock is $0.5 million.  An initial closing on the sale of the preferred stock and warrants was held on March 7, 2008 in which we received gross proceeds of $10,975,000. A subsequent closing took place on April 4, 2008 in which we received gross proceeds of $4,025,000. In addition, if we successfully list our common stock on the American Stock Exchange, The NASDAQ Global Market, The NASDAQ Global Select Market, The NASDAQ Capital Market, or the New York Stock Exchange on or prior to June 30, 2008, the three investors will purchase 100,000 shares of our common stock for an aggregate purchase price of $500,000.

In May 2007, we entered into a loan agreement with Commerce Bank, N.A. pursuant to which we have access to a $12.0 million revolving credit facility, and had access to a term loan of up to $3.0 million through October 2007.  As of the end of March 31, 2008, approximately $120,000 was outstanding under the term loan.   There were no other draws upon the term loan.  The credit facility is secured by all of our assets, and bears interest at a variable rate equal to LIBOR plus a margin of between 1.75% and 2.45%.  We have not yet drawn on any funds available under the revolving credit facility.

As of March 31, 2007, our principal sources of liquidity were cash and cash equivalents totaling approximately $5.2 million, net accounts receivable of approximately $4.2 million and costs in excess of billings of approximately $1.4 million.  The primary source of our liquidity and capital resources has come from operations.

We believe that our current cash, cash equivalents and short-term investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

It is possible, however, that implementation of our growth strategy could result in additional business requiring us to expand our operations.  In particular, as a result of on-going discussions to enter into relationships with original equipment manufacturers of tactical wheeled vehicles and construction and material handling equipment, we expect to engage in additional vehicle prototype work during the second and third quarters of 2008 that could lead to significant manufacturing opportunities for us commencing towards the end of 2008 and the first half of 2009.  If such prototype work is obtained and the manufacturing opportunities realized, we believe we would need additional operating facilities, equipment and employees.

These facility and resource requirements could necessitate additional funding beyond our operating cash flow and available credit.  We are exploring a number of capital raising alternatives to plan for this possibility.  There can be no assurances that any outside funding will be available to us or, if available, on reasonably acceptance terms.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $2.6 million for the three months ended March 31, 2008 compared to net cash  used in operating activities of approximately $1.7 million as of March 31, 2007.  Net cash used in operating activities in 2008 consisted primarily of  changes in our operating assets and liabilities of approximately $2.3 million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $1.95 million and $(3.6) million, respectively, reflects the increased payments received from our customers and increases in projects in process as of March 31, 2008.   Our prepaid expenses increased approximately $618,000 due to amounts paid in advance in connection with our intent to enter the public market and obtain outside financing.  Net cash used in operating activities for the three months ended March 31, 2007 consisted primarily of changes in operating assets and liabilities of approximately $2.4 million, including changes in accounts receivable, cost in excess of billing, accounts payable and accrued liabilities.  These changes in accounts receivable and cost in excess of billing resulted from the increase in projects completed and invoiced to customers.  In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out.

As of March 31, 2008, we had net operating loss carryforwards of approximately $4.8 million available to reduce future taxable income. In the future, we may utilize our net operating loss carryforwards and would begin making cash tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Used In Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was approximately $468,000 and $174,000, respectively.  Net cash used in investing activities during these periods consisted primarily of cash paid for the acquisition of equipment and leasehold improvements and cash paid out for the acquisition of assets in excess of cash received.

Net Cash Provided by Financing Activities.  Net cash provided by (used in) financing for the three months ended March 31, 2008 and 2007 was approximately $11 million and ($3,400), respectively. Net cash provided by financing activities during 2008 consisted primarily of proceeds of $10.9 million received from the sale of  Series A Preferred Stock and approximately $70,000 received from the term loan, offset by repayments of short term financing of approximately $6,300.  Net cash used in financing activities during 2007 consisted of repayments of short term financing of approximately $3,400.

Item 4.           Controls and Procedure

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule  13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule  13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of March 31, 2008, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Management’s Assessment of the Effectiveness of Internal Controls

This quarterly report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with American Defense Systems have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II

Item 1.           Legal Proceedings

On July 10, 2007, we filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy, in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. A joint report to the court has been filed requesting a trial date of July 21, 2009.

On December 6, 2006,  Stephen Lassak, our former Chief Financial Officer commenced an action for breach of contract arising from his termination of employment, which was in the United States District Court, Eastern District of New York.  The parties have reached a settlement in this matter.

On February 29, 2008, Roy Elfers, a former employee commenced an action against us for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. We filed an answer to the complaint and will be commencing discovery.  Meritorious defenses to the claims exist and we intend to vigorously defend this action.

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000.  On April 2, 2008, we filed a response to the charges.  We believe the allegations to be without merit and intend to vigorously defend against the action.  On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May 7, 2008, we served a motion to dismiss the complaint.  Meritorious defenses to the claims exist and we intend to vigorously defend this action.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of transactions by our company involving sales of its securities that were not registered under the Securities Act of 1933 (or Securities Act).

(a)  Private Placement:

On March 7, 2008, we entered into an agreement to sell shares of our Series A Convertible Preferred Stock (“Series A Preferred”) and warrants (“Investor Warrants”) to purchase our common stock, and to conditionally sell shares of our common stock, to three investors.  The investors have agreed to purchase an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and to conditionally purchase 100,000 shares of common stock.  The aggregate purchase price of the preferred stock and warrants is $15.0 million and the aggregate purchase price of the common stock is $0.5 million.

Each share of Series A Preferred is initially convertible into 500 shares of common stock at a conversion price of $2.00 per share (“Conversion Price”).  If the common stock is not listed on the American Stock Exchange, The NASDAQ Global Market, The NASDAQ Global Select Market, The NASDAQ Capital Market, or The New York Stock Exchange, Inc. (each, an “Eligible Market”) on or prior to May 30, 2008, the Conversion Price will be reduced by 4% and on each 30th day after such date that the listing has not occurred, the Conversion Price will be further reduced by 1.5%, but in no event will the total reductions exceed 10% of the initial Conversion Price.

The holders of Investor Warrants may purchase shares of our common stock at an exercise price of $2.40 per share until the date that is 36 months after the date we become a reporting company under the 1934 Act.  The exercise price is subject to reduction by the amount of $0.10 if our common stock is not listed on an Eligible Market on or prior to May 30, 2008 and $0.04 on each 30th day after such date that our common stock is not so listed, not to exceed a total reduction of $0.24.  We have the right to require holders of the warrants to exercise such warrants at any time after the 2nd anniversary of the date we become a public reporting company under the 1934 Act if the trading price and volume of our common stock achieves certain benchmarks or at any time after the six month anniversary of a qualified public offering, in each case provided certain other conditions are satisfied.

An initial closing on the sale of the preferred stock and warrants was held on March 7, 2008 in which we received gross proceeds of $10,975,000.  A subsequent closing took place on April 4, 2008 in which we received gross proceeds of $4,025,000.  In addition, if we successfully list our common stock on an Eligible Market on or prior to June 30, 2008, the three investors will purchase 100,000 shares of our common stock for an aggregate purchase price of $500,000. In connection with the foregoing financing, we also paid a portion of the related placement agent fees in the form of warrants to purchase 675,000 shares of our common stock.  The warrants issued to the placement agent are exercisable for 5 years from the date of issue at an exercise price of $2.00 per share.

With respect to the sales of our securities described above, we relied on the exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.  The purchasers of securities are accredited investors and acquired securities for their own account for investment purposes only and not for resale unless registered under the Securities Act or pursuant an exemption from such registration.

(b) Other Issuances of Common Stock

(1)  On January 16, 2008, we issued 25,000 shares of our common stock to a member of our board of directors for consulting services.

(2)  On January 28, 2008, we issued 100,000 shares to a third party in connection with the purchase of its assets.

(3)  On February 1, 2008, we issued 150,000 shares of our common stock to two of our employees in connection with promotions.

The foregoing grants were exempt from registration under the Securities Act, pursuant to Rule 701 thereof, on the basis that the transactions were pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701, and/or Section 4(2) and/or Regulation D as transactions by an issuer not involving a public offering.

(c) 2007 Incentive Compensation Plan.

In February 2008, we granted Non-Qualified Stock Option awards covering an aggregate of 72,000 shares of common stock to our officers, directors, employees, consultants and other persons who provide services to our company or any related entities pursuant to our 2007 Incentive Compensation Plan (“Plan”).  Pursuant to the Plan, the exercise price for each option is $2.00 per share and each option vests at a rate of 20% per year, beginning on the first anniversary of the date of grant. Each of the stock option awards was made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Rule 701 in that the securities were offered and sold either pursuant to written compensatory benefit plans or contracts relating to compensation.

(d) Repurchase of Common Stock:

Period	Total Number of Shares of Common Stock Purchased		Average Price Paid Per Share ($ )	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - March 31	200,000	(1)	0.625	—	—
Total	200,000		0.625	—	—

(1)  The Company repurchased 200,000 shares of its Common Stock for an aggregate price of $125,000 pursuant to a Settlement Agreement and related Stock Repurchase and Lock-Up Agreement, each dated March 18, 2008.

Item 5.  Other Information

(a)  Board of Directors

Our board of directors is currently composed of nine directors.  Our certificate of incorporation divides our board of directors into three staggered classes of directors of the same or nearly the same number. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. As a result, a portion of our board of directors will be elected each year. The expected terms of these three classes and the directors in each class are as follows:

•                  the Class I directors’ initial term will expire at the annual meeting of stockholders to be held in 2009 (our initial Class I directors include Alfred Gray, Christopher Brady  and Pasquale D’Amuro);

•                  the Class II directors’ initial term will expire at the annual meeting of stockholders to be held in 2010 (our initial Class II directors include Gary Sidorsky, Richard Torykian and Victor Trizzino); and

•                  the Class III directors’ initial term will expire at the annual meeting of stockholders to be held in 2011 (our initial Class III directors include Anthony Piscitelli, Fergal Foley and Stephen Seiter ).

The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Board Committees

Our board of directors have created the following committees: audit committee, compensation committee and nominating and corporate governance committee.  The members of each committee is set forth below.

Audit Committee:

Victor Trizzino (Chairman)
Stephen Seiter
Christopher Brady

Compensation Committee:

Alfred Gray (Chairman)
Pasquale D’Amuro
Stephen Seiter

Nominating and Corporate Governance Committee:

Stephen Seiter (Chairman)
Victor Trizzino
Alfred Gray

All of our audit, compensation and nominating and corporate governance committee members are independent as such term is defined under the rules of the American Stock Exchange. In addition, all of our audit committee members meet the independence standards under the Securities Exchange Act of 1934, and one member of the committee qualifies as an “audit committee financial expert” as defined under that Act.

Audit Committee

Our audit committee has responsibility for, among other things, assisting our board of directors in its oversight of:

•                  the integrity of our financial statements;

•                  our independent registered public accounting firm’s qualifications and independence;

•                  the performance of our independent registered public accounting firm; and

•                  any related person transactions.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent registered public accounting firm and for overseeing their work. All audit services to be provided to us and all non-audit services, other than de minimis non-audit services, to be provided to us by our independent auditors will be approved in advance by our audit committee.

The audit committee will have the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Compensation Committee

Our compensation committee has responsibility for, among other things:

•                  reviewing and recommending approval of compensation of our executive officers;

•                  administering our equity incentive compensation plans; and

•                  reviewing and making recommendations to our board of directors with respect to incentive compensation and equity plans.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee has responsibility for, among other things:

•                  identifying and recommending nominees for election to our board of directors;

•                  developing and recommending to our board of directors our corporate governance principles; and

•                  overseeing the evaluation of our board of directors and management.

(b)  Director Nominees by Security Holders

Our Nominating and Corporate Governance Committee does not have a specific policy for consideration of nominees recommended by security holders. However, security holders can recommend a prospective nominee for the Board of Directors by writing to our corporate Secretary at our corporate headquarters and providing the information required by the our bylaws, along with any additional supporting materials the security holder considers appropriate. As of March 31, 2008, there have been no recommended nominees from security holders.

(c)   Modification of Advisory Board Agreement with Thomas Berthel.

As described in our Form 8-K dated May 6, 2008, Thomas Berthel, a former member of our board of directors, entered into an Advisory Board Agreement effective May 1, 2008.  Such agreement accorded Mr. Berthel the right, subject to certain exceptions, to attend meetings of our board of directors.  We have entered into a subsequent amendment to the Advisory Board Agreement in which such right to attend meetings has been deleted.  A copy of the amendment is attached hereto as an exhibit to this report.

Item 6.           Exhibits

Exhibit Number	Exhibit

3.1	Form of Amended and Restated Certificate of Incorporation(3)
3.2	Form of Amended and Restated Bylaws(1)
4.1	Form of 2008 investor warrant(1)
4.2	Form of 2008 placement agent warrant(1)
4.3	Form of Series A Convertible Preferred Stock Certificate(1)
10.1	Securities Purchase Agreement, dated March 7, 2008(1)
10.2	Form of Lock-Up Agreement for Anthony Piscitelli, Gary Sidorsky, Fergal Foley, Victor La Sala, John Rutledge and Curtis Taufman(1)
10.3	Consulting Services Agreement between the Registrant and Berthel Fisher & Company Financial Services, Inc. dated February 29, 2008(2).
10.4	Side letter between the Registrant and West Coast Opportunity Fund, LLC dated March 28, 2008(2).
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. *
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended. *
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
99.1*	Amendment No. 1 to Advisory Board Agreement between the Registrant and Thomas J. Berthel dated May 1, 2008.

*               Filed herewith.

(1)   Incorporated by reference to an exhibit to Amendment No. 1 to the Form 10, filed on March 21, 2008.

(2)  Incorporated by reference to an exhibit to Amendment No. 2 to the Form 10, filed on April 11, 2008.

(3)          Incorporated by reference to an exhibit to Amendment No. 3 to the Form 10, filed on April 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.

Date: May 15, 2008	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amendment No. 1 to Advisory Board Agreement between the Registrant and Thomas J. Berthel dated May 1, 2008.