Form 10-Q
period 2008-06-30
AMERICAN DEFENSE SYSTEMS INC
filed 2008-08-14
CIK 1260996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☐     Accelerated Filer ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of August 11, 2008, 39,358,202 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

PART I

Item 1.    Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$6,613,517	$1,479,886
Accounts receivable, net	5,491,623	6,711,161
Inventory	1,271,365	737,458
Prepaid expenses and other current assets	2,940,532	1,856,236
Deferred tax asset	4,136,982	4,136,982
Costs in excess of billings on uncompleted contracts	8,462,308	5,011,974
Deposits	656,430	608,020
Total current assets	29,572,757	20,541,718

Property and equipment, net	3,151,815	1,194,676

Deferred financing cost	1,721,131	—

Goodwill	1,950,000	1,680,361

Advances for future acquisitions	525,350	138,000

Total assets	$36,921,053	$23,554,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,827,283	$4,381,930
Accrued payroll	374,847	205,230
Accrued expenses	329,914	599,258
Dividends payable	401,252	—
Due to Tactical Applications Group	250,000	1,512,741
Deferred tax liability	3,965,150	3,965,150
Short term notes payable	142,903	64,947
Total current liabilities	9,291,349	10,729,256

Long term notes payable	—	27,670

Mandatorily redeemable Series A Convertible Preferred Stock (cumulative). 5,000,000 shares authorized, 15,000 shares issued and outstanding	12,437,584	—

Investor warrant liability	265,604	—

Total liabilities	21,994,537	10,756,926

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,349,050 and 38,957,950 shares issued and outstanding as of June 30, 2008 and December 31, 2007	49,055	48,379
Additional paid-in capital	10,219,832	9,765,432
Retained earnings	4,657,629	2,984,017
Total stockholders’ equity	14,926,516	12,797,828
Total liabilities and stockholders’ equity	$36,921,053	$23,554,754

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Contract revenues earned	$9,136,078	$10,403,510	$18,556,198	$16,567,366

Cost of revenues earned	6,301,895	6,303,969	11,768,573	9,612,296

Gross profit	2,834,183	4,099,541	6,787,625	6,955,070

Operating expenses
Research and development expense	203,956	97,972	369,152	235,625
Marketing expense	727,260	609,488	1,359,567	1,279,683
General and administrative expense	728,099	828,101	2,656,407	1,419,234
General and administrative salaries expense	1,097,243	747,147	2,254,651	1,473,569
Depreciation	147,666	91,008	282,435	174,979
Settlement of litigation	—	2,400	57,377	85,587
Loss on disposal of fixed assets	—	—	—	136
Total operating expenses	2,904,224	2,376,116	6,979,589	4,668,813

Income (loss) from operations	(70,041)	1,723,425	(191,964)	2,286,257

Other income and (expense):

Gain on adjustment of fair value Series A convertible preferred stock classified as a liability	2,605,159	—	1,176,494	—
Gain on investor warrant liability	1,421,432	—	1,313,843	—
Other income (expense)	10,159	33,387	(3,423)	33,387
Interest expense	(243,780)	(3,716)	(310,167)	3,716
Interest income	48,305	65,542	90,081	(65,542)
Total other income (expense)	3,841,275	95,213	2,266,828	(28,439)
Net income before income taxes	3,771,234	1,818,638	2,074,864	2,257,818

Provision for income taxes	—	283,638	—	283,638

Net income	$3,771,234	$1,535,000	$2,074,864	$1,974,180

Preferred stock dividend payable	(401,252)	—	(401,252)	—

Net income allocated to common stock shareholders	3,369,982	1,535,000	1,673,612	1,974,180

Net income per share – basic and diluted	$0.09	$0.04	$0.04	$0.05
Weighted average number of shares outstanding during the year – basic and diluted	39,204,753	37,300,000	39,069,337	37,300,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$2,074,864	$1,974,180

Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value associated with preferred stock and warrants	(2,490,337)	—
Stock based compensation expense	54,297	—
Amortization of deferred financing costs	147,747	—
Discount on Series A preferred stock	154,604	—
Depreciation and amortization	282,435	145,986

Changes in operating assets and liabilities:
Restricted cash	—	216,101
Accounts receivable	1,219,538	(2,119,473)
Inventories	(533,907)	18,050
Deposits and other assets	(48,410)	—
Cost in excess of billing on uncompleted contracts	(3,450,334)	(1,747,650)
Prepaid expenses and other assets	(1,485,548)	(725,324)
Deferred financing costs	(416,886)	—
Advances for future acquisitions	(387,350)	—
Investment in affiliate	(1,669,350)	(40,000)
Accounts payable and accrued expenses	(604,801)	(515,308)
Accrued liabilities	169,617	617,114
Due to related party	262,741	—

Net cash used in operating activities	(6,721,080)	(2,176,324)

Cash flows from investing activities:
Purchase of equipment	(2,239,575)	(436,067)
Cash paid for acquisition in excess of cash received	(100,000)	—

Net cash used in investing activities	(2,339,575)	(436,067)

Cash flows from financing activities:
Proceeds from notes payable	62,970	140,859
Repayments of short term financing	(12,684)	(11,396)
Proceeds from the sale of common stock	194,000	260,000
Proceeds from sale of Series A Convertible Preferred Shares, net of of capitalization costs of $1,050,000	13,950,000	—

Net cash provided by financing activities	14,194,286	389,463

NET INCREASE (DECREASE) IN CASH	5,133,631	(2,222,928)

CASH AT BEGINNING OF YEAR	1,479,886	4,951,302

CASH AT END OF PERIOD	$6,613,517	$2,728,374

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,816	$787
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Stock options issued in lieu of compensation	$54,297	$—
Dividends payable	$401,252	$—
Fair value of placement agent warrants	$374,933	$—

Assets and liabilities received in acquisition of American Anti-Ram, Inc.
Fixed assets	$30,000	$—
Inventory	$120,000	$—
Goodwill	$280,000	$—
Accounts payable and accrued expense	$(30,000)	$—
Shares issuable in connection with acquisition	$(200,000)	$—
Cash paid to American Anti-Ram, Inc.	$(100,000)	$—
Amounts due to American Anti-Ram, Inc.	$(100,000)	$—
Amounts due to American Anti-Ram, Inc.	$(100,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

In January 2008, American Physical Security Group, LLC (APSG), a wholly owned subsidiary of the Company, acquired the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades.    APSG is located in North Carolina.

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10 registration statement filed with the SEC on April 22, 2008.

Principles of Consolidation— The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, A.J Piscitelli & Associates, Inc. and American Physical Security Group, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the six months ended June 30, 2008 and 2007, the Company derived 99% of its revenues from various U. S. government entities.

Inventories—Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Equipment—Equipment is stated at cost less accumulated depreciation. Depreciation is provided using a straight-line method over an estimated useful life of three to five years. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill and Indefinite-Lived Intangible Assets— In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.   The Company has recorded goodwill associated with the asset purchase agreements with TAG and APSG in the amount of $1,950,000 and $1,680,361 as of June 30, 2008 and December 31, 2007.  No impairment loss was recognized as of June 30, 2008 or December 31, 2007.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract Revenue - The Company recognizes revenues and reports profits from long-term construction equipment contracts, its principal business, under the completed contract method. These contracts generally extend for periods in excess of one year. Contract costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account, during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, and project-related overhead. A contract is considered complete, when all costs except insignificant items have been incurred, and the installation is operating according to specifications, or has been accepted by the customer. Corporate general and administrative expenses are charged to the periods as incurred. Provisions for estimated contract losses, if any, are made in the period that such losses are determined. Claims are included in revenues when received and claims related to unpaid amounts recorded as accounts payable to subcontractors are included in revenues if the dispute is resolved to the benefit of the Company.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred current asset called “Costs in Excess of Billings on Uncompleted Contracts.”  Upon completion of purchase order, costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.    All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred current liability called “Billings in Excess of Costs on Uncompleted Contracts”.  Upon completion of the purchase order, all such billings would be reclassified from the balance sheet to the statement of operations as revenues.  Due to the structure of the Company’s contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of June 30, 2008 or 2007.  Contract retentions are included in accounts receivable.

Retail revenue - The Company recognizes revenue from its retail location upon point of sale.   Due to the nature of the merchandise sold, the Company does not accept returns and, therefore, no provision for returns has been recorded as of June 30, 2008 or 2007.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs—The Company expenses all advertising costs as incurred.

Earnings per Share—Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net earnings loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options and restricted common stock.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

Business Combinations

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company’s consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company’s consolidated financial condition or results of operations.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

2.              COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND CONTRACTS RECEIVABLE

Costs in excess of billings on uncompleted contracts represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts at June 30, 2008 and 2007.

For the periods presented, the cost in excess of billings on uncompleted contracts consisted of the following as of June 30, 2008 and December 31, 2007

	2008	2007
Uncompleted contract costs	$8,462,308	$5,011,974
Billings and / or receipts on uncompleted contracts	—	—
Cost in excess of billings on uncompleted contracts	$8,462,308	$5,011,974

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At June 30, 2008 and December 31, 2007, the Company had $5,491,623 and $6,711,161, respectively, of accounts receivable, of which the Company considers all to be fully collectible.

There was no bad debt expense recorded for the six months ended June 30, 2008 and 2007.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.             COMMITMENTS AND CONTINGENCIES

Legal Proceedings—

On July 10, 2007, the Company filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata.  The Company filed opposition to the motion. The motion for summary judgment is scheduled for argument before the court on August 25, 2008.

On December 6, 2006, the former Chief Financial Officer commenced an action against the Company for breach of contract arising from his termination of employment in the Eastern District of Ohio. The matter was transferred on defendant’s motion to the United States District Court, Eastern District of New York.  The Complaint seeks damages in excess of $500,000 inclusive of interest.  In April 2008, the parties reached a settlement of $200,000 in this matter.

On February 29, 2008, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The Company filed an answer to the complaint and will be commencing discovery.  Meritorious defenses to the claims exist and the Company intends to vigorously defend this action.

On March 4, 2008, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. The Complaint seeks damages in excess of $3,000,000. The Company believe the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, a second action was commenced against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May 7, 2008, the Company served a motion to dismiss the complaint, which is fully submitted to the Court. No amounts have been accrued for damages as the Company believes meritorious defenses to the claims exist. The Company intends to vigorously defend this action.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.             STOCKHOLDERS’ EQUITY

Warrants - As an inducement to the February 2005 private offering, the Company also issued 2,778,950 warrants to purchase stock at $1.00 per share to these subscribers. These warrants expired on August 31, 2006. In addition, purchase warrants for up to 555,790 shares of common stock at the purchase price of $1.10 per share were issued to the placement agent in such offering. These warrants will expire September 1, 2010.

The following is a summary of stock warrants outstanding at June 30, 2008 and December 31, 2007.

		Exercise	Value
	Warrants	Price	If Exercised
Beginning Balance, December 31, 2007	808,462	1.00	808,462

Exercised	(25,630)	1.00	(25,630)

Ending Balance, June 30, 2008	782,832	1.00	782,832

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

Stock Option Plan – On December 3, 2007, the Company adopted the American Defense Systems, Inc. 2007 Incentive Compensation Plan.  Under this plan, stock options may be granted to employees, officers, consultants or others who provide services to the Company.  On December 14, 2007, 1,645,000 stock options were granted to officers and employees of the Company.  An additional 72,500 stock options were granted to employees of the Company on February 20, 2008.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	4.23%
Expected volatility	45%
Forfeiture rate	10%
Expected life	5 Years
Expected dividends	—

Based on the assumptions noted above, the fair market value of the options issued was valued at $430,472, of which $54,297 and $0 has been expensed in the Statement of Operations as of June 30, 2008 and 2007, respectively.

Shares issued in connection with Asset Purchase Agreement – In January 2008, the Company acquired the assets of American Physical Security Group., a manufacturer of crash tested vehicle barricades.   The purchase price for this acquisition is expected to be $600,000.  Of this amount, $100,000 has been paid in cash and 100,000 shares of stock were issued, valued at $2 per share.  The Company will pay another $100,000 by the end of 2008.  The remaining purchase price will be negotiated based on performance.  The Company acquired approximately $120,000 in net assets in this acquisition.

5.             ACQUISITION

In January 2008, the Company acquired the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades.   The purchase price for this acquisition is expected to be $600,000.  Of this amount, $100,000 has been paid in cash and 100,000 shares of stock were issued, valued at $2 per share.  The Company will pay another $100,000 by the end of 2008.  The remaining purchase price will be negotiated based on performance.

The Company acquired approximately $120,000 in net assets in this acquisition.   As of June 30, 2008, the Company has paid $300,000 toward the anticipated purchase price.    The remaining balance due of $100,000 under agreement has been accrued as of June 30, 2008.

The consideration had been allocated to assets and liabilities based internal assessments with $280,000 initially allocated to goodwill.

6.             SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) on March 7, 2008 to sell shares of its Series A Convertible Preferred Stock (“Series A Preferred”) and warrants (“Investor Warrants”) to purchase shares of its common stock, and to conditionally sell shares of the Company’s common stock, to three investors. The investors have agreed to purchase an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants is $15,000,000 and the aggregate purchase price for the common stock is $500,000.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An initial closing under the Purchase Agreement was held on March 7, 2008 in which an aggregate of 10,975 shares of Series A Preferred and Investor Warrants to purchase up to 2,743,706 shares of Common Stock were issued for an aggregate purchase price of $10,975,000. After the payment of investor expenses of $60,000 and the $658,500 cash portion of the placement agent fee described below, the Company received net proceeds of $10,256,500.

A second closing occurred on April 4, 2008, in which an aggregate of 4,025 shares of Series A Preferred and Investor Warrants to purchase up to 1,006,250 shares of Common Stock were issued for a total price of $4,025,000.   The Company received net proceeds of $3,743,250, which is net of fees paid to the placement agent and investor expenses of $281,750. The Company agreed with the investors in the Series A Preferred that the conditional sale of the 100,000 shares of Common Stock would not be consummated.

In connection with sale of the Series A Preferred and Investor Warrants under the Securities Purchase Agreement described above, the Company’s placement agent for the transaction is entitled to a cash fee equal to 6.0% of the gross proceeds and warrants to purchase that number of shares of common stock equal to 6.0% of the number of shares of common stock issued in the financing. For the initial closing above, the placement agent received a cash payment of $658,500 (6.0% of $10,975,000) and warrants to purchase 493,872 shares of Common Stock (6.0% of the sum of (i) 5,487,500, the initial number of shares of Common Stock into which the Series A Preferred issued in the March 7, 2008 closing may be converted and (ii) 2,743,706, the initial number of shares of common stock that may be purchased under the Investor Warrants issued in the March 7, 2008 closing). At the April 4, 2008 closing, the placement agent received an additional cash payment of $281,750 (7.0% of $4,025,000) and warrants to purchase up to 181,128 shares of Common Stock (6.0% of the sum of (1) 2,012,500, the initial number of shares of Common Stock into which the Series A Preferred issued in the April 4, 2008 closing may be converted and (2) 1,006,294, the initial number of shares of common stock that may be purchased under the Investor Warrants issued in the April 4, 2008 closing).

Series A Convertible Preferred Stock

The provisions for the Series A Preferred are as follows:

Dividends on Series A Preferred

The shares of Series A Preferred accrue a cumulative dividend at a rate of 9% per annum of the Conversion Amount, as defined below. Dividends on the Series A Preferred shall be cumulative, shall accrue, whether or not declared, and be payable quarterly in cash or, at the Company’s option, payable in common stock at 10%.   As of June 30, 2008, the Company has accrued $401,252 for dividends payable.

Liquidation Preference

In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of shares of the Series A Preferred then outstanding shall be entitled to receive an amount per Series A Preferred equal to 110% of the Conversion Amount.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Failure to Satisfy Equity Condition - If the Equity Conditions are not satisfied as of December 31, 2008, then on any date thereafter that any Equity Condition (as defined in the Series A Preferred Certificate) is not satisfied the Holders shall have the right, in its sole discretion, to require that the Company redeem all of or any portion of such Holder’s Series A Preferred shares in case at a price equal to 100% of the Conversion Amount.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Security	Face Value	Fair Value	Allocation of proceeds	Proceeds in excess of fair value
Series A	$15,000,000	$12,437,584	$13,459,474	$1,021,890
Preferred
Warrants	—	265,604	1,540,526	1,274,922
	$15,000,000	$12,703,188	$15,000,000	$2,296,812

The Series A Preferred has been included as a noncurrent liability until December 31, 2009, at which time it will be included as a current liability.

For the three months ended June 30, 2008, the Company has recorded a net gain on adjustment of fair value of their Series A Preferred of $2,605,159.  The total net gain on adjustment as of June 30, 2008 is $1,176,494.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investor Warrants

In connection with the closings under the Purchase Agreement, Investor Warrants to purchase up to 3,750,000 shares of Common Stock at $2.40 per share were issued in addition to the 15,000 shares of Series A Preferred.

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

The Investor Warrants were accounted for as follows:

(a)   The warrants meet the criteria under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur.   At the initial date of issuance, the Company recorded a derivative liability of $1,142,503, which represents the fair value of the Investor Warrants and a loss on Investor Warrants of $146,510.  Upon the second closing, the Company recorded a derivative liability of an additional $398,023 and a loss on Investor Warrants of $51,836.  This liability was subsequently adjusted to fair value as of June 30, 2008 and a corresponding fair value adjustment of $1,473,268 reduced the derivative liability.   The total net gain on Investor Warrants as of June 30, 2008 was $1,313,843.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In valuing the Investor Warrants associated with the Series A Preferred Stock the Company used the Black-Scholes option pricing model with the following range of assumptions:

	March 7, 2008	April 4, 2008
Expected Life	3.10 Years	2.78 Years
Risk-Free Rate	2.13%	2.85%
Expected Volatility	40%	40%
Dividend Rate	0%	0%

The resulting values per warrant for the March 7, 2008 and the April 4, 2008 issuances were $.47 and $.07, respectively.  The resulting fair value associated with the 3,750,000 Investor Warrants as of June 30, 2008 was $265,604.

Placement Agent Warrants

In connection with the sale of the Series A Preferred and Investor Warrants, the placement agent was entitled to receive warrants (Placement Agent Warrants) to purchase a total of 6% of the number of common stock issued in the financing or 675,000 shares.   The Placement Agent Warrants were accounted for as a transaction cost associated with the issuance of the Series A Preferred.  The Placement Agent Warrants recorded at fair value at the date of issuance.  Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company satisfies the criteria for classification of the Placement Agent Warrants as equity.   The Company has recorded the corresponding amount recorded as a Deferred Financing Cost.  Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method.  At the date of each issuance, the Company recorded $1,033,433 and $418,559 in deferred financing costs and amortized $147,747 as interest expense as of June 30, 2008.

In valuing the Placement Agent Warrants associated with the Series A Preferred the Company used the Black-Scholes option pricing model with the following range of assumptions:

	March 7, 2008	April 4, 2008
Expected Life	4 Years	4 Years
Risk-Free Rate	2.45%	2.31%
Expected Volatility	45%	45%
Dividend Rate	0%	0%

The resulting value per warrant for both issuances was approximately $.76.  The fair value associated with the 675,000 Placement Agent Warrants was $511,742.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our registration statement on Form 10 (SEC No. 0-53092) filed with the SEC on April 22, 2008.

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

We also sell physical security products consisting primarily of vehicle anti-ram barriers such as bollards, steel gates and steel wedges that deploy out of the ground.  In addition, we sell tactical products such as body armor, nylon holsters, vests and packs, weapons, ammunition, weapons parts and accessories through a retail outlet.

In May 2008, we launched our new live-fire interactive T2 Tactical Training System and have begun active marketing of the system.  T2 provides law enforcement officers, SWAT team members, tactical specialists and military operators with the opportunity to hone their firearms and combat skills, with their own weapons and ammunition, in conjunction with realistic video scenarios broadcast on a large screen, incorporating environmental factors such as heat, cold, sound and light effects.  In addition to installation fees for T2 systems, we anticipate additional revenue opportunities for service and support of T2 facilities once installed.

Our technical expertise is in the development of lightweight composite ballistic, blast and bullet mitigating materials used to fortify and enhance capabilities of existing and in-service equipment and structures. We serve primarily the defense market and our sale are highly concentrated within the U.S. government. Our customers include various branches of the U.S. military through the U.S. Department of Defense (or DoD) and to a much lesser extent other government, law enforcement and correctional agencies as well as private sector customers.

We have experienced significant growth, with revenues of $4.8 million, $25.3 million and $36.5 million in 2005, 2006 and 2007, respectively, and $18.6 million for the six months ended June 30, 2008. The principal factor contributing to our recent growth has been increased demand by the U.S. military for lightweight ballistic and blast resistant transparent and opaque armor that protects soldiers, sailors and marines.

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

Sources of Revenues

We derive our revenues by fulfilling orders under master contracts awarded by branches of the United States military, law enforcement and corrections agencies and private companies involved in the defense market. Under these contracts, we provide customized transparent and opaque armor products for transport and construction vehicles used by the military, group protection kits and spare parts.  We also derive revenues from sales of our physical security products and retail sales of our tactical products.

Our contract backlog as of June 30, 2008 and 2007 was $45 million and $32 million, respectively.  Of our $45 million contract backlog at June 30, 2008, we estimate that $30 million, $10 million and $5 million will be filled during the remainder of 2008 and in 2009 and 2010, respectively. Accordingly, in order to maintain our current growth rate or even our current revenue levels, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM’s and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

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

As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in the remainder of 2008, sales and marketing expenses will increase in absolute dollars but will decrease as a percentage of revenues.

Research and Development. Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include compensation and employee benefits of engineering and testing personnel, materials, travel and costs associated with design and required testing procedures associated with our product line. We expect that in the remainder of 2008, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new protections products, but will remain relatively consistent or decrease slightly as a percentage of revenues. Research and development costs are charged to expense as incurred.

General and Administrative. General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead. We expect that in the remainder of 2008, general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenues.

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

We believe that of our significant accounting policies, which are described in Note 1 to the consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We recognize revenue and report profits from purchases orders filled under master contracts under the completed contract method. Purchase orders received under master contracts may extend for periods in excess of one year. Contract costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred, installation is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of June 30, 2008 and December 31, 2007, there were no such provisions made.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called “Costs in Excess of Billings on Uncompleted Contracts.” Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred liability called “Billings in Excess of Costs on Uncompleted Contracts”. Upon completion of a purchase order, all such associated billings would be reclassified from the balance sheet to the statement of operations as revenues. Due to the structure of our contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of June 30, 2008 or December 31, 2007.

Stock-Based Compensation. Stock based compensation consists of stock issued to employees and contractors for services rendered. We accounted for the stock issued using the estimated current market price per share at the date of issuance. Such cost was recorded as compensation in our statement of operations at the date of issuance.

In December 2007, we adopted our 2007 Incentive Compensation Plan pursuant to which we have issued and intend to issue stock-based compensation from time to time, in the form of stock, stock options and other equity based awards. Our policy for accounting for such compensation in the form of stock options is as follows:

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

Because we have only recently become a public entity, we will have a limited trading history. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate will be based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

We recognized $54,297 and $6,800 in stock compensation expense as of June 30, 2008 and December 31, 2007, respectively.

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

Series A Preferred Stock.  We accounted for our Series A Convertible Preferred Stock (or Series A Preferred) in accordance with SFAS 150 “Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity”.  SFAS 150 provides guidance on how financial instruments should be classified and measured when characteristics of both liabilities and equity exist and requires that an entity classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer.  The mandatory redemption provision incorporated into the Series A Preferred causes the stock to fall within the scope of SFAS 150 since we must redeem the stock by December 31, 2010 by transferring cash to the holders of the Series A Preferred.

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

Investor Warrants.  The warrants issued with the Series A Preferred (or Investor Warrants) meet the criteria under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur.  On March 7, 2007, the date of initial issuance, we recorded a derivative liability of $1,142,503.  On April 4, 2008, the date of the second issuance, we recorded a derivative liablity of $398,023.  These liabilities were subsequently adjusted to fair value as of June 30, 2008, which resulted in a net gain of $1,313,843.  As of June 30, 2008, the Investor Warrant liability was $265,604.

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

Placement Agent Warrants.  The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred.  The Placement Agent Warrants are recorded at fair value at the date of issuance.  Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we satisfy the criteria for classification of the Placement Agent Warrants as equity.   We have recorded the corresponding amount recorded as a Deferred Financing Cost.  Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method.  At the date of each issuance, we recorded $1,033,433 and $418,559 in deferred financing costs and amortized $147,747 as interest expense as of June 30, 2008.

Comparison of the Three Months Ended June 30, 2008 versus June 30, 2007

Revenues.  Revenues for the three months ended June 30, 2008 were approximately $9.1 million, a decrease of approximately $1.3 million, or 12.5%, over revenues of approximately $10.4 million in the comparable period in 2007.  This decrease was due primarily to a higher volume of orders completed under our U.S. Marine Corp. sole source contract (no. M6785407D5023) during the second quarter of 2007 versus the same quarter in 2008.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2008 and June 30, 2007 were approximately $6.3 million for each period.   As a percentage of revenue, the cost of revenue was 69% for the three months ended June 30, 2008 versus 61% for the three months ended June 30, 2007.  This increase was due primarily to additional costs of sales included from the tactical application retail outlet and physical security product business, both of which were not in existence in 2007.  In addition, the increase was related to our increased production costs under the Marine Corp. sales contract mentioned above.  Cost of sales for the three months ended June 30, 2007 also included costs related to orders filled for spare parts, which have a much lower cost.

Gross profit margin.   The gross profit margin for the three months ended June 30, 2008 and June 30, 2007 was approximately $2.8 million and $4.1 million, respectively.  The gross profit margin percentage was 31% and 39% for the three months ended June 30, 2008 and June 30, 2007, respectively.  The decrease in gross profit margin percentage was due to higher costs associated with production associated with the Marine Corp. sales contract and lower gross profit margins associated with our tactical application retail outlet and our physical security product business.  Gross profit margin for the three months ended June 30, 2007 also includes sales related to orders filled for spare parts, which have higher gross profit margins.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended June 30, 2008 and June 30, 2007 were approximately $727,000 and $609,000, respectively, representing an increase of $118,000, or 19%.  We increased our sales and marketing department from 7 employees as of June 30, 2007 to 15 employees as of June 30, 2008.   This increase in personnel resulted in approximately $120,000 in additional salaries and employee benefits expense.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2008 and June 30, 2007 were approximately $204,000 and $98,000, respectively.  The increase of $106,000 or 108% from 2007 to 2008 was the result of additional testing and improvements of existing products.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2008 and June 30, 2007 were approximately $728,000 and $828,000, respectively.  The decrease of $100,000, or 12%, was primarily due primarily to expansion expenses incurred during the three months ended June 30, 2007 that were not incurred during the three months ended June 30, 2008.

 General and Administrative Salaries Expense .  General and administrative salaries expense for the three months ended June 30, 2008 and June 30, 2007 were approximately $1.1 million and $747,000, respectively.  The increase of $353,000, or 47%, was primarily due to the increase in personnel associated with our expansion and our acquisition of the our tactical application retail outlet and our physical security product business.  As of June 30, 2008, there were 41 employees that were classified as general and administrative personnel, versus 27 employees as of June 30, 2007.

Depreciation expense.  Depreciation expense was approximately $148,000 and $91,000 for the three months ended June 30, 2008 and June 30, 2007, respectively.  The increase of $57,000, or 63%, resulted from the expansion of our headquarters during 2008, which resulted in higher depreciation expense.  For the three months ended June 30, 2008, we acquired additional property and equipment associated with our tactical application retail outlet and our physical security product business and, as a result, incurred higher depreciation costs.   No such property or equipment was acquired during the three months ended June 30, 2007.

Other (income) and expense.  We experienced a gain on adjustment of fair value with respect to our Series A Convertible Preferred Stock, which was classified as a liability, of approximately $2.6 million and a gain on the related investor warrants of approximately $1.4 million for the three months ended June 30, 2008.  These securities were not outstanding during the three months ended June 30, 2007 and accordingly there was no such gain or loss recorded.   As a result of our agreement to sell our Series A Convertible Preferred Stock and warrants to purchase common stock, we incurred gains which occurred upon the valuation of the stock.  Such valuation took into account the features, rights and obligations of the convertible preferred stock, which ultimately resulted in a lower fair value than the proceeds received.   Since the Series A Convertible Preferred Stock and related Investor Warrants are required to be recorded at fair value, we recorded a gain on such securities.    Interest expense for the three months ended June 30, 2008 and June 30, 2007 was $243,000 and $3,700, respectively.  The increase of $239,300 or 6467% for the three months ended June 30, 2008 was the result of interest expense associated with the amortization of the deferred financing costs and related discounts on the Series A preferred stock of approximately $240,000.  We had no such interest expense associated with amortization of deferred financing costs for the three months ended June 30, 2007.

Comparison of the Six Months Ended June 30, 2008 versus June 30, 2007

Revenues.  Revenues for the six months ended June 30, 2008 was approximately $18.6 million, an increase of approximately $2 million, or 12%, over revenues of approximately $16.6 million in the comparable period in 2007.  This increase was due primarily to a higher volume of orders completed under the Marine Corp. sole source contract mentioned above for the six months ended June 30, 2008 versus June 30, 2007.  In addition, we recorded approximately $1 million dollars in sales relating to the tactical application retail outlet and physical security product business for the six months ended June 30, 2008.  No such revenue was recorded for the six months ended June 30, 2007.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2008 and June 30, 2007 was approximately $11.8 million and $9.6 million, respectively.  This resulted in an increase of approximately $2.2 million or 23%.  This increase was due to additional costs of revenue associated with the tactical application retail outlet and physical security product business, both of which were not in existence in 2007.  In addition, the increase was related to our increased production costs under the Marine Corp. sales contract mentioned above.  Cost of sales for the six months ended June 30, 2007 also included costs related to orders filled for spare parts, which have a much lower cost.

Gross profit margin.   The gross profit margin for the six months ended June 30, 2008 and June 30, 2007 was approximately $6.8 million and $7.0 million, respectively.  The gross profit margin percentage was 37% and 42% for the six months ended June 30, 2008 and June 30, 2007, respectively.  The decrease in gross profit margin percentage was due to higher costs associated with production associated with the Marine Corp. sales contract and lower gross profit margins associated with our tactical application retail outlet and our physical security product business.  Gross profit margin for the six months ended June 30, 2007 also include sales related to orders filled for spare parts, which have higher gross profit margins.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2008 and June 30, 2007 were approximately $1.36 million and $1.28 million, respectively, representing an increase of $80,000, or 6%.  We increased our sales and marketing department from 7 employees as of June 30, 2007 to 15 employees as of June 30, 2008.   This increase in personnel resulted in approximately $120,000 in additional salaries and employee benefits expense for the six months ended June 30, 2008.  For the six months ended June 30, 2007, we incurred an additional $40,000 in travel expenses related to tradeshows and commissions, over the corresponding six months ended June 30, 2008.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2008 and June 30, 2007 were approximately $370,000 and $236,000, respectively.  The increase of $134,000 or 57% from 2007 to 2008 was the result of additional testing and improvements of existing products.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2008 and June 30, 2007 were approximately $2.7 million and $1.4 million, respectively.  The increase of $1.3 million, or 93%, was primarily due to expansion expenses incurred during the six months ended June 30, 2008, primarily during the first three months of 2008.  Due to our expansion, we also incurred increases in other expenses, such as general and liability insurance, rent and general supplies, which approximated $420,000.  We also incurred additional general and administrative expenses associated with the facilities for our tactical application retail outlet and our physical security product business of approximately $600,000.  We also incurred significant legal, merger and acquisition, and accounting costs associated with the registration of our common stock with the SEC under the Securities Exchange Act of 1934 and our asset acquisition during the first quarter of 2008, which were approximately $200,000.

 General and Administrative Salaries Expense.  General and administrative salaries expense for the six months ended June 30, 2008 and June 30, 2007 were approximately $2.3 million and $1.5 million, respectively.  The increase of $800,000, or 53%, was due to the increase in personnel associated with our expansion and our acquisition of our tactical application retail outlet and our physical security product business.  As of June 30, 2008, there were 41 employees that were classified as general and administrative personnel, versus 27 employees as of June 30, 2007.

Depreciation expense.  Depreciation expense was approximately $282,000 and $175,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.  The increase of $107,000, or 61%, was the result the expansion of our headquarters during 2008, which resulted in higher depreciation expense.  For the six months ended June 30, 2008, we acquired additional property and equipment associated with our tactical application retail outlet and our physical security product business and, as a result, incurred higher depreciation costs.  No such property or equipment was acquired as of June 30, 2007.

Other (income) and expense.  We experienced a gain on adjustment of fair value with respect to our Series A Convertible Preferred Stock, which was classified as a liability, of approximately $1.2 million and a gain on the related investor warrants of approximately $1.3 million for the six months ended June 30, 2008.  These securities were not outstanding as of June 30, 2007 and accordingly there was no such gain or loss recorded for the six months then ended.   As a result of our agreement to sell our Series A Convertible Preferred Stock and warrants to purchase common stock, we incurred gains which occurred upon the valuation of the stock.  Such valuation took into account the features, rights and obligations of the convertible preferred stock, which ultimately resulted in a lower fair value than the proceeds received.   Since the Series A Convertible Preferred Stock and related Investor Warrants are required to be recorded at fair value, we recorded a gain on such securities.    Interest expense for the six months ended June 30, 2008 and June 30, 2007 was $310,000 versus $3,700.  The increase of $306,300 or 8278% for the six months ended June 30, 2008 was the result of interest expense associated with the amortization of the deferred financing costs and related discounts on the Series A preferred stock of approximately $303,000.  There was no such interest expense associated with amortization of deferred financing costs for the six months ended June 30, 2007.

Liquidity and Capital Resources

As June 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $6.6 million, net accounts receivable of approximately $5.5 million and costs in excess of billings of approximately $8.5 million.  The primary sources of our liquidity during 2008 have come from operations and proceeds received from the sale of our shares of Series A Convertible Preferred Stock and warrants to purchase our common stock.

On March 7, 2008, we entered into an agreement to sell shares of our Series A Convertible Preferred Stock and warrants to purchase our common stock, and to conditionally sell shares of our common stock, to three investors. The aggregate purchase price of the preferred stock and warrants was $15.0 million and the aggregate purchase price of the common stock was $0.5 million.  An initial closing on the sale of the preferred stock and warrants was held on March 7, 2008 in which we received gross proceeds of $10,975,000. A second closing took place on April 4, 2008 in which we received gross proceeds of $4,025,000.  The conditional closing of the $500,000 common stock sale was not, and will not be, completed.

In May 2007, we entered into a loan agreement with Commerce Bank, N.A. pursuant to which we have access to a $12.0 million revolving credit facility, and had access to a term loan of up to $3.0 million through October 2007.  As of the end of June 30, 2008, approximately $143,000 was outstanding under the term loan.   There were no other draws upon the term loan.  The credit facility is secured by all of our assets, and bears interest at a variable rate equal to LIBOR plus a margin of between 1.75% and 2.45%.  We have not yet drawn on any funds available under the revolving credit facility.

As of June 30, 2007, our principal sources of liquidity were cash and cash equivalents totaling approximately $2.7 million, net accounts receivable of approximately $6.4 million and costs in excess of billings of approximately $3.2 million.  The primary source of our liquidity and capital resources during the first six months of 2007 came from operations.

We believe that our current cash, cash equivalents and short-term investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

It is possible, however, that implementation of our growth strategy could result in additional business requiring us to expand our operations, including our operating facilities, equipment and employees. These facility and resource requirements could necessitate additional funding beyond our operating cash flow and available credit.  We are exploring a number of capital raising alternatives to plan for this possibility.  There can be no assurances that any outside funding will be available to us or, if available, on reasonably acceptable terms.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $6.7 million for the six months ended June 30, 2008 compared to net cash used in operating activities of approximately $2.2 million as of June 30, 2007.  Net cash used in operating activities in 2008 consisted primarily of  changes in our operating assets and liabilities of approximately $(2.7) million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $1.2 million and $(3.5) million, respectively, reflects the increased payments received from our customers and increases in projects in process as of June 30, 2008.   Our prepaid expenses increased approximately $1.5 million due to amounts paid in advance in connection with our intent to enter the public market and obtain outside financing.  In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out.  Net cash used in operating activities for the six months ended June 30, 2007 consisted primarily of changes in operating assets and liabilities of approximately $(4.3) million, including changes in accounts receivable, cost in excess of billing, accounts payable and accrued liabilities.  These changes in accounts receivable and cost in excess of billing resulted from the increase in projects completed and invoices issued to customers.

As of June 30, 2008, we had net operating loss carryforwards of approximately $5.0 million available to reduce future taxable income. In the future, we may utilize our net operating loss carryforwards and would begin making cash tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Used In Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was approximately $2.3 million and $436,000, respectively.  Net cash used in investing activities during these periods consisted primarily of cash paid for the acquisition of equipment,  leasehold improvements  related to the expansion of the office and cash paid out for the acquisition of assets in excess of cash received.

Net Cash Provided by Financing Activities.  Net cash provided by financing for the six months ended June 30, 2008 and 2007 was approximately $14 million and $389,000 respectively. Net cash provided by financing activities during 2008 consisted primarily of proceeds of $13.9 million received from the sale of  Series A Preferred Stock, $194,000 received from the sale of our common stock and approximately $65,000 received from the term loan, offset by repayments of short term financing of approximately $13,000.  Net cash used in financing activities during 2007 consisted of proceeds from the sale of our common stock of $260,000 and proceeds from short term financing of $141,000, which were offset by repayments of short term financing of approximately $12,000.

Item 4.    Controls and Procedure

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule  13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule  13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of June 30, 2008, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

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

PART II

Item 1.  Legal Proceedings

On July 10, 2007, we filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata.  We filed opposition to the motion. The motion for summary judgment is scheduled for argument before the court on August 25, 2008.

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

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000.  On April 2, 2008, we filed a response to the charges.  We believe the allegations to be without merit and intend to vigorously defend against the action.  On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May 7, 2008, we served a motion to dismiss the complaint, which is fully submitted before the Court.  Meritorious defenses to the claims exist and we intend to vigorously defend this action.

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

An initial closing on the sale of the preferred stock and warrants was held on March 7, 2008 in which we received gross proceeds of $10,975,000.  A subsequent closing took place on April 4, 2008 in which we received gross proceeds of $4,025,000.  In addition, the three investors in our Series A Preferred were obligated to purchase 100,000 shares of our common stock for an aggregate purchase price of $500,000 if we successfully listed our common stock on an eligible market on or prior to June 30, 2008.  We have agreed with the investors that the conditional purchase would not be consummated.

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

Item 5.  Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit

10.1	Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008 (1)
10.2	Form of Voting Agreement for Anthony Piscitelli, Gary Sidorsky and Curtis Taufman (1)
10.3	Letter Agreement, dated May 29, 2008, between American Defense Systems, Inc. and West Coast Opportunity Fund, LLC (2)
10.4	Letter Agreement, dated May 29, 2008, between American Defense Systems, Inc.and Centaur Value Fund, LP and United Centaur Master Fund (2)
10.5	Amendment No.1 to Independent Consulting Agreement, effective July 23, 2008, between Richard Torykian and American Defense Systems, Inc.(3)
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*      Filed herewith.

(1)   Incorporated by reference to an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on May 27, 2008.

(2)   Incorporated by reference to an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on May 30, 2008.

(3)   Incorporated by reference to Exhibit 99.1 to the Registrant’s current report on Form 8-K filed with the SEC on August 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.

Date: August 14, 2008	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.