Form 10-Q
period 2008-09-30
AMERICAN DEFENSE SYSTEMS INC
filed 2008-11-14
CIK 1260996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Yes  ☐  No  ☒

As of November 13, 2008, 39,483,202 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

PART I

Item 1.           Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$3,660,087	$1,479,886
Accounts receivable, net	8,508,334	6,711,161
Inventory	1,305,271	737,458
Prepaid expenses and other current assets	4,445,986	1,856,236
Deferred tax asset	4,136,982	4,136,982
Costs in excess of billings on uncompleted contracts	7,629,475	5,011,974
Deposits	433,496	608,020
Total current assets	30,119,631	20,541,718

Property and equipment, net	3,417,910	1,194,676

Deferred financing costs	1,668,450	—

Goodwill	1,950,000	1,680,361

Advances for future acquisitions	214,427	138,000
Total assets	$37,370,418	$23,554,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,179,320	$4,381,930
Accrued payroll	527,044	205,230
Accrued expenses	371,338	599,258
Due to Tactical Applications Group	125,000	1,012,741
Deferred tax liability	3,427,657	3,965,150
Short term notes payable	102,562	64,947
Total current liabilities	9,732,921	10,229,256

Long term notes payable	27,670	27,670

Preferred stock, $0.001 par value, 5,000,000 shares authorized; 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	12,444,850	—

Investor warrant liability	213,603	—
Total liabilities	22,419,044	10,256,926

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,483,202 and 38,957,950 shares issued and outstanding as of September 30, 2008 and December 31, 2007	49,073	48,379
Additional paid-in capital	10,744,369	10,265,432
Retained earnings	4,157,932	2,984,017
Total stockholders’ equity	14,951,374	13,297,828
Total liabilities and stockholders’ equity	$37,370,418	$23,554,754

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Contract revenues earned	$13,495,301	$7,532,646	$32,051,499	$24,100,012

Cost of revenues earned	9,101,568	4,593,085	20,870,141	14,205,381

Gross profit	4,393,733	2,939,561	11,181,358	9,894,631

Operating expenses
Research and development expense	170,784	183,184	539,936	418,809
Marketing expense	688,024	381,893	2,047,591	1,661,576
General and administrative expense	1,999,335	998,927	4,655,742	2,767,112
General and administrative salaries expense	967,152	885,840	3,221,803	2,245,458
Depreciation	266,434	102,733	548,869	277,712
Settlement of litigation	—	92,863	57,377	178,450
Total operating expenses	4,091,729	2,645,440	11,071,318	7,549,117

Income (loss) from operations	302,004	294,121	110,040	2,345,514

Other income and (expense):

Gain on adjustment of fair value Series A convertible preferred stock classified as a liability	126,228	—	1,302,722	—
Gain on investor warrant liability	52,001	—	1,365,844	—
Other income (expense)	(332,353)	35,167	(335,776)	1,780
Interest expense	(272,730)	(43,678)	(582,897)	(47,394)
Interest income	24,152	26,329	114,233	91,871
Total other income (expense)	(402,702)	17,818	1,864,126	46,257
Net income before income taxes	(100,698)	311,939	1,974,166	2,391,771

Provision for income taxes	—	537,388	—	537,388

Net income (loss)	$(100,698)	$(225,449)	$1,974,166	$1,854,383

Preferred stock dividends	(399,000)	—	(800,252)	—

Net income (loss) allocated to common stock shareholders	$(499,698)	$(225,449)	$1,173,914	$1,854,383

Net income (loss) per share – basic and diluted	$(0.01)	$(0.01)	$0.03	$0.06
Weighted average number of shares outstanding during the year – basic and diluted	39,442,800	37,300,000	39,442,800	37,300,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$1,974,166	$1,854,383

Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value associated with preferred stock and warrants	(2,668,556)	—
Stock based compensation expense	75,820	495,000
Amortization of deferred financing costs	292,631	—
Discount on Series A preferred stock	288,098	—
Depreciation and amortization	548,869	277,712

Changes in operating assets and liabilities:
Restricted cash	—	216,101
Accounts receivable	(1,797,173)	(971,677)
Inventories	(567,813)	18,050
Deposits and other assets	174,697	(353,750)
Cost in excess of billing on uncompleted contracts	(2,617,501)	(2,723,013)
Prepaid expenses and other assets	(2,589,750)	(1,102,899)
Deferred financing costs	(1,668,450)	—
Advances for future acquisitions	(76,427)	—
Investment in affiliate	(1,387,741)	(40,000)
Accounts payable and accrued expenses	569,470	(1,099,836)
Accrued liabilities	321,814	1,060,356
Due to related party	(38,286)	—

Net cash used in operating activities	(9,166,132)	(2,369,573)

Cash flows from investing activities:
Purchase of equipment	(2,772,104)	(642,126)
Cash paid for acquisition in excess of cash received	(100,000)	—

Net cash used in investing activities	(2,872,104)	(642,126)

Cash flows from financing activities:
Proceeds from notes payable	84,311	140,859
Repayments of short term financing	(19,026)	(19,912)
Proceeds from the sale of common stock	203,152	—
Proceeds from sale of Series A Convertible Preferred Shares, net of of capitalization costs of $1,050,000	13,950,000	—

Net cash provided by financing activities	14,218,437	120,947

NET INCREASE (DECREASE) IN CASH	2,180,201	(2,890,752)

CASH AT BEGINNING OF YEAR	1,479,886	4,951,302

CASH AT END OF PERIOD	$3,660,087	$2,060,550

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$11,744	$47,694
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Stock options issued in lieu of compensation	$75,820	$—
Stock issued in lieu of compensation	$—	$495,000
Dividends payable	$800,252	$—
Fair value of placement agent warrants	$511,742	$—

Assets and liabilities received in acquisition of American Anti-Ram, Inc.
Fixed assets	$30,000	$—
Inventory	$120,000	$—
Goodwill	$280,000	$—
Accounts payable and accrued expense	$(30,000)	$—
Shares issuable in connection with acquisition	$(200,000)	$—
Cash paid to American Anti-Ram, Inc.	$(100,000)	$—
Amounts due to American Anti-Ram, Inc.	$(100,000)	$—
Amounts due to American Anti-Ram, Inc.	$(100,000)	$—

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10 registration statement filed with the SEC on April 22, 2008.

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

For the nine months ended September 30, 2008 and 2007, the Company derived 99% of its revenues from various U.S. government entities.

Inventories—Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Equipment—Equipment is stated at cost less accumulated depreciation. Depreciation is provided using a straight-line method over an estimated useful life of three to five years. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill and Indefinite-Lived Intangible Assets— In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date.  Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  [The Company has recorded goodwill associated with the TAG and American Anti-Ram, Inc. asset purchases in the amount of $1,950,000 and $1,680,361 as of September 30, 2008 and December 31, 2007.  Of the total $1,950,000 of goodwill recorded, $1,680,361 relates to the TAG acquisition in 2007 and $269,639 relates to the acquisition of American Anti-Ram in 2008.  No impairment loss was recognized as of September 30, 2008 or December 31, 2007.

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

Contract Revenue - The Company recognizes revenues and reports profits from long-term construction equipment contracts, its principal business, under the completed contract method. These contracts generally extend for periods in excess of one year. Contract costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account, during the periods of construction, but no revenues, costs or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, and project-related overhead. A contract is considered complete, when all costs except insignificant items have been incurred, and the product or installation is operating according to specifications, or has been accepted by the customer. Corporate general and administrative expenses are charged to the periods as incurred. Provisions for estimated contract losses, if any, are made in the period that such losses are determined. Claims are included in revenues when received and claims related to unpaid amounts recorded as accounts payable to subcontractors are included in revenues if the dispute is resolved to the benefit of the Company.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred current asset called “Costs in Excess of Billings on Uncompleted Contracts.”  Upon completion of purchase order, costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.  All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred current liability called “Billings in Excess of Costs on Uncompleted Contracts”.  Upon completion of the purchase order, all such billings would be reclassified from the balance sheet to the statement of operations as revenues.  Due to the structure of the Company’s contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of September 30, 2008 or 2007.  Contract retentions are included in accounts receivable.

Retail revenue - The Company recognizes revenue from its retail location upon point of sale.  Due to the nature of the merchandise sold, the Company does not accept returns and, therefore, no provision for returns has been recorded as of September 30, 2008.  Since the Company did own the retail location as of September 30, 2007, there were no such sales or related provision for returns recorded for the nine months then ended.

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

Recent accounting pronouncements

Business Combinations

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company’s consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company’s consolidated financial condition or results of operations.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

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

2.              COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND CONTRACTS RECEIVABLE

Costs in excess of billings on uncompleted contracts represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts at September 30, 2008 and 2007.

For the periods presented, the cost in excess of billings on uncompleted contracts consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Uncompleted contract costs	$7,629,475	$5,011,974
Billings and / or receipts on uncompleted contracts	—	—
Cost in excess of billings on uncompleted contracts	$7,629,475	$5,011,974

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At September 30, 2008 and December 31, 2007, the Company had $8,508,334 and $6,711,161, respectively, of accounts receivable, of which the Company considers all to be fully collectible.

There was no bad debt expense recorded for the nine months ended September 30, 2008 and 2007.

3.                                      COMMITMENTS AND CONTINGENCIES

Legal Proceedings—

On July 10, 2007, the Company filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, the Company filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using the Company’s confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit.  Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, Defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. The Company filed opposition to the motion.  The Defendants motion and a subsequent application for an immediate interlocutory appeal were denied.  A mediation settlement conference was held on October 31, 2008, which was unsuccessful.  Responses to interrogatories and document production is due on or about November 17, 2008.

On December 6, 2006, the Company’s former Chief Financial Officer commenced an action against the Company for breach of contract arising from his termination of employment in the Eastern District of Ohio. The matter was transferred on defendant’s motion to the United States District Court, Eastern District of New York.  The Complaint sought damages in excess of $500,000 inclusive of interest.  In April 2008, the parties reached a settlement of $200,000 in this matter and the case was dismissed on October 3, 2008.

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

On March 4, 2008, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. The Complaint seeks damages in excess of $3,000,000. On October 2, 2008, the Company filed a response to the charges.  The Company believes the allegations to be without merit and intends to vigorously defend against the action.  On March 7, 2008, a second action was commenced against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May 7 2008, the Company served a motion to dismiss the complaint, and in or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing).  The remaining claims are breach of contract claims and claims seeking the lifting of the restriction of his stock.  On October 13, 2008, the former General Counsel filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the complaint and filed counterclaims for fraud.  The parties are to commence documentary discovery, which will be followed by depositions.  Meritorious defenses to the claims exist and the Company intends to vigorously defend this action.

4.                                      STOCKHOLDERS’ EQUITY

Warrants - As an inducement to the Company’s February 2005 private offering of common stock, the Company also issued 2,778,950 warrants to purchase stock at $1.00 per share to the investors.  Unexercised warrants expired on August 31, 2006. In addition, purchase warrants for up to 808,462 shares of common stock at an exercise price of $1.00 per share (which amount and exercise price reflect anti-dilution adjustments since the date of issuance) were issued to the placement agent in such offering. These warrants will expire September 1, 2010.

The following is a summary of stock warrants outstanding at September 30, 2008 and December 31, 2007.

			Value if
	Warrants	Exercise Price	Exercised
Beginning balance (December 31, 2007)	808,462	1.00	$808,462
Exercised	(34,782)	1.00	(34,782)
Ending balance (September 30, 2008)	773,680	1.00	$773,680

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company accounts for the stock warrants using the fair value method.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	3.22%
Expected volatility	10 – 20%
Expected life	1.5 Years – 5.5 Years
Expected dividends	—

Based on the assumptions noted above, the fair market value of the warrants was valued at $330,475, which has been reflected in the Statement of Stockholders’ Equity as of December 31, 2005.  No value was attributed to the warrants as of December 31, 2006 or 2007.

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

Based on the assumptions noted above, the fair market value of the options issued was valued at $430,472, of which $75,820 and $0 has been expensed in the Statement of Operations as of September 30, 2008 and 2007, respectively.

On July 23, 2008, the Company entered into an Independent Consulting Agreement which provided for the issuance of options to purchase 175,000 shares of the Company’s common stock with an exercise price equal to the fair market value of a share of the Company’s common stock on each July 31 during the term of the Consulting Agreement.  The Consulting Agreement will be effective until July 31, 2011 unless earlier terminated by either party.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	4.23%
Expected volatility	45%
Forfeiture rate	10%
Expected life	3 Years
Expected dividends	—

Based on the assumptions noted above, the fair market value of the options issued was valued at approximately $63,000 over the term of the agreement, of which $0 and $0 has been expensed in the Statement of Operations as of September 30, 2008 and 2007, respectively

Shares issued in connection with Asset Purchase Agreement – In January 2008, the Company acquired the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades.  The purchase price for this acquisition is expected to be $600,000.  Of this amount, $100,000 has been paid in cash and 100,000 shares of stock were issued, valued at $2 per share.  The Company will pay another $100,000 by the end of 2008.  The remaining purchase price will be negotiated based on performance.  The Company acquired approximately $120,000 in net assets in this acquisition.

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

The Company acquired approximately $120,000 in net assets in this acquisition.  As of September 30, 2008, the Company has paid $300,000 toward the anticipated purchase price.  The remaining balance due of $100,000 under agreement has been accrued as of September 30, 2008.

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

Series A Convertible Preferred Stock

The provisions for the Series A Preferred are as follows:

Dividends on Series A Preferred

The shares of Series A Preferred accrue a cumulative dividend at a rate of 9% per annum of the Conversion Amount, as defined below. Dividends on the Series A Preferred shall be cumulative, shall accrue, whether or not declared, and be payable quarterly in cash or, at the Company’s option, payable in common stock at 10%.  As of September 30, 2008, the Company has recorded $800,252 in dividends, of which $401,252 has been paid and $399,000 has been accrued as of September 30, 2008.

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

Security	Face Value	Fair Value	Allocation of proceeds	Proceeds in excess of fair value
Series A Preferred	$15,000,000	$12,444,850	$13,459,474	$1,014,624
Warrants	—	213,603	1,540,526	1,326,923

	$15,000,000	$12,658,453	$15,000,000	$2,341,547

The Series A Preferred has been included as a noncurrent liability until December 31, 2009, at which time it will be included as a current liability.

For the three months ended September 30, 2008, the Company has recorded a net gain on adjustment of fair value of their Series A Preferred of $126,228. The total net gain on adjustment as of September 30, 2008 is $1,176,494.

Investor Warrants

In connection with the closings under the Purchase Agreement, Investor Warrants to purchase up to 3,750,000 shares of Common Stock at $2.40 per share were issued in addition to the 15,000 shares of Series A Preferred.

The terms of the investor warrants provide the following:

(a)                                 Exercise price of $2.40 per share. If not listed on an eligible market on or before May 30, 2008, the exercise price shall be reduced $.10 and shall be further decreased by $.04 on each 30th day thereafter until such listing occurs, subject to a maximum of $.24.

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

The Investor Warrants were accounted for as follows:

(a)         The warrants meet the criteria under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. At the initial date of issuance, the Company recorded a derivative liability of $1,142,503, which represents the fair value of the Investor Warrants and a loss on Investor Warrants of $146,510. Upon the second closing, the Company recorded a derivative liability of an additional $398,023 and a loss on Investor Warrants of $51,836. This liability was subsequently adjusted to fair value as of September 30, 2008 and a corresponding fair value adjustment of $1,302,722 reduced the derivative liability. The total net gain on Investor Warrants as of September 30, 2008 was $1,365,844.

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

The resulting values per warrant for the March 7, 2008 and the April 4, 2008 issuances were $.47 and $.07, respectively. The resulting fair value associated with the 3,750,000 Investor Warrants as of September 30, 2008 was $213,603.

Placement Agent Warrants

The placement agent with respect to the sale of the Series A Preferred and Investor Warrants was entitled to receive warrants (Placement Agent Warrants) to purchase a total of 6% of the number of common stock issued in the financing or 675,000 shares. The Placement Agent Warrants were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants were recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company satisfies the criteria for classification of the Placement Agent Warrants as equity. The Company has recorded the corresponding amount recorded as a Deferred Financing Cost. Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, the Company recorded $1,033,433 and $418,559 in deferred financing costs and amortized $292,631 as interest expense as of September 30, 2008.

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

7.             COMMITMENTS AND CONTINGENCIES

On May 23, 2008, the Company agreed to seek stockholder approval prior to the issuance of more than an aggregate of 7,858,358 shares of common stock upon the conversion of, and as stock dividends on, the Series A Preferred Stock and upon the exercise of the Investor Warrants.   If stockholder approval is not obtained, the Company may be in a position whereby the Equity Conditions are not met.  In such event, the Company will continue to be required to pay dividends on the Series A Preferred Stock in cash rather than having the option to pay in common stock or cash, will be unable to cause the redemption of the Series A Preferred Stock at the Company’s discretion (subject to condition) and the Series A Holders may be able to exercise their right to cause the Company to redeem the shares of Series A Preferred Stock.  The requirement to pay substantial amounts for cash dividends or upon an unscheduled redemption could adversely affect the Company’s financial position.

8.            SUBSEQUENT EVENTS

During October 2008, the Company has granted 100,000 stock options to officers of the Company.

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

We have experienced significant growth, with revenues of $4.8 million, $25.3 million and $36.5 million in 2005, 2006 and 2007, respectively, and $32 million for the nine months ended September 30, 2008. The principal factor contributing to our recent growth has been increased demand by the U.S. military for lightweight ballistic and blast resistant transparent and opaque armor that protects soldiers, sailors and marines.

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

Our contract backlog as of September 30, 2008 and 2007 was $55 million and $42 million, respectively.  Of our $55 million contract backlog at September 30, 2008, we estimate that $10 million, $35 million and $10 million will be filled during the remainder of 2008 and in 2009 and 2010, respectively. Accordingly, in order to maintain our current growth rate or even our current revenue levels, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM’s and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

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

We currently have a contract with JCB Construction Equipment (JCB) to provide our armored crew protection kits, or CPKs.  JCB has announced plans to produce approximately 800 high-mobility engineer excavators, or HMEEs, for the U.S. Army.  Although we have not received any CPK purchase orders under our contract with JCB for their planned HMEE sales to the U.S. Army, we expect to receive over $10 million of such orders during a two year period beginning in early 2009.  However, there can be no assurance that we will obtain a sufficient number of CPK orders under our JCB contract, if any at all, to generate the anticipated more than $10 million in revenue or that such orders will be placed during the expected two year period.  Accordingly, our revenues under the JCB contract could be significantly less than $10 million and may not be realized during such two year period.

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

Research and Development. Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include compensation and employee benefits of engineering and testing personnel, materials, travel and costs associated with design and required testing procedures associated with our product line. We expect that in the remainder of 2008, research and development expenses will increase [in absolute dollars as we upgrade and extend our service offerings and develop new protections products, but will remain relatively consistent or decrease slightly as a percentage of revenues. Research and development costs are charged to expense as incurred.

General and Administrative. General and administrative expenses consist of executive, finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead. We expect that in the remainder of 2008, general and administrative expenses will remain consistent in absolute dollars. General and administrative salaries expense consist of compensation and related expenses for executive, finance, accounting and administrative salaries and related payroll taxes. We expect that in the remainder of 2008, general and administrative salaries expense will remain consistent or decrease slightly in absolute dollars.

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

We recognize revenue and report profits from purchases orders filled under master contracts under the completed contract method. Purchase orders received under master contracts may extend for periods in excess of one year. Contract costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of September 30, 2008 and December 31, 2007, there were no such provisions made.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called “Costs in Excess of Billings on Uncompleted Contracts.” Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred liability called “Billings in Excess of Costs on Uncompleted Contracts”. Upon completion of a purchase order, all such associated billings would be reclassified from the balance sheet to the statement of operations as revenues. Due to the structure of our contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of September 30, 2008 or December 31, 2007.

Stock-Based Compensation. Stock based compensation consists of stock issued to employees, directors and contractors for services rendered. We accounted for the stock issued using the estimated current market price per share at the date of issuance. Such cost was recorded as compensation in our statement of operations at the date of issuance.

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

Because we have only recently become a public entity, we will have a limited trading history. The expected term of an award is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate will be based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend on our common stock in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

We recognized $75,280 and $6,800 in stock compensation expense as of September 30, 2008 and December 31, 2007, respectively.

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

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance.  In addition, under SFAS 150, paragraph 20, “mandatorily redeemable instruments must be measured initially at fair value”.   Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2007, the date of initial issuance, we recorded a derivative liability of $9,832,497. On April 4, the date of the second issuance, we recorded a derivative liability of $3,626,977. These liabilities were subsequently adjusted to fair value as of September 30, 2008, which resulted in a net gain of $1,302,722. As of September 30, 2008, the Series A Preferred liability was $12,444,850.

Investor Warrants.  The warrants issued with the Series A Preferred (or Investor Warrants) meet the criteria under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur.  On March 7, 2007, the date of initial issuance, we recorded a derivative liability of $1,142,503.  On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $398,023.  These liabilities were subsequently adjusted to fair value as of September 30, 2008, which resulted in a net gain of $1,365,844.  As of September 30, 2008, the Investor Warrant liability was $213,603.

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

Placement Agent Warrants.  The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred.  The Placement Agent Warrants are recorded at fair value at the date of issuance.  Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we satisfy the criteria for classification of the Placement Agent Warrants as equity.   We have recorded the corresponding amount recorded as a Deferred Financing Cost.  Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method.  At the date of each issuance, we recorded $1,033,433 and $418,559 in deferred financing costs and amortized $288,098 as interest expense as of September 30, 2008.

Comparison of the Three Months Ended September 30, 2008 versus September 30, 2007

Revenues.  Revenues for the three months ended September 30, 2008 were approximately $13.5 million, an increase of approximately $5.9 million, or 79%, over revenues of approximately $7.5 million in the comparable period in 2007.  This increase was due primarily to higher volume of contracts completed under the Marine Corp. sole source contract (no. M6785407D5023) of approximately $4.0 million. In addition, the Company generated revenues of approximately $1 million in billings for its Field Service Representatives (FSRS) under the Marine Corp. contract and Tacom Multi contract (no. W56HZV05-D-0382) . The Company also generated approximately $500,000 under the JCB Hemi contract and an additional $400,000 from its retail application outlet and physical security product business. The Company did not generate revenue from these sources during the three months ended September 30, 2007.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2008 and September 30, 2007 were approximately $9.1 million and $4.6 million, respectively.   As a percentage of revenue, the cost of revenue was 67% for the three months ended September 30, 2008 versus 61% for the three months ended September 30, 2007. This increase was due primarily to additional costs of sales included from the tactical application retail outlet and physical security product business, both of which were not in existence in 2007. In addition, the increase was related to increased production costs under the Marine Corp. sales contract mentioned above.

Gross profit margin.   The gross profit margin for the three months ended September 30, 2008 and September 30, 2007 was approximately $4.4 million and $2.9 million, respectively.  The gross profit margin percentage was 33% and 39% for the three months ended September 30, 2008 and September 30, 2007, respectively.  The decrease in the gross profit margin percentage was due to higher production costs associated with the Marine Corp. sales contract and lower gross profit margins associated with our tactical application retail outlet and physical security product business.  The decrease in gross profit margins was also the result of  the Company completed work under its Navy Seabees contract (no. N6247307C4055) whereby the costs were considerably higher than anticipated, which resulted in a very low gross margin. During the nine months ended September 30, 2007, the Company had received price adjustments which resulted in additional revenue with no additional cost. No such price adjustments were given to the Company for the nine months ended September 30, 2008.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended September 30, 2008 and September 30, 2007 were approximately $688,000 and $381,000, respectively, representing an increase of $307,000, or 81%.  During 2008, the Company expanded its sales and marketing department from 7 employees as of September 30, 2007 to 15 employees as of September 30, 2008. This increase in personnel resulted in approximately $300,000 in additional salaries and employee benefit expense.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2008 and September 30, 2007 were approximately $170,000 and $183,000, respectively.  The decrease of $13,000 or 7% from 2007 to 2008 was the result result of additional expenses incurred as of September 30, 2007 for product testing and research that were not incurred as of September 30, 2008.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2008 and September 30, 2007 were approximately $2.0 million and $1.0 million, respectively.  The increase of $1.0 million, or 100%, was due to increases in general and liability insurance, rent and general supplies, which approximated $200,000.  We also incurred additional general and administrative expenses associated with the facilities for our tactical application retail outlet and our physical security product business of approximately $100,000.  We also incurred expenses associated with the Company’s public status, including board of director fees and increased accounting and legal fees of approximately $300,000.  In addition, the Company incurred expenses associated with Safe Harbor Matching contributions that were required to be paid  under its profit sharing plan and consulting fees of approximately $250,000.  The Company also incurred additional travel expenses associated with road shows and potential acquisitions of approximately $150,000 that were not incurred in the prior year.  While the Company will continue to incur such travel expenses in the future, they are expected to be reduced due to less planned road shows and additional cost saving measures implemented currently.

 General and Administrative Salaries Expense .  General and administrative salaries expense for the three months ended September 30, 2008 and September 30, 2007 were approximately $967,000 and $886,000, respectively.  The increase of $81,000, or 9%, was primarily due to the increase in personnel associated with our expansion and our acquisition of our tactical application retail outlet and our physical security product business.  As of September 30, 2008, there were 41 employees that were classified as general and administrative personnel, versus 27 employees as of September 30, 2007.

Depreciation expense.  Depreciation expense was approximately $266,000 and $103,000 for the three months ended September 30, 2008 and September 30, 2007, respectively.  The increase of $163,000, or 158%, was the result of our increased capital expenditures during 2008.  We experienced an increase of approximately $140,000 in depreciation expense associated with the expansion of the building  located in Hicksville and an increase of approximately $23,000 related to  the acquisition of property and equipment for our tactical application retail outlet and our physical security product business.  No such property or equipment was acquired during the three months ended September 30, 2007.

Other income and (expense).  We experienced a gain on adjustment of fair value with respect to our Series A Convertible Preferred Stock, which was classified as a liability, of approximately $126,000 and a gain on the related investor warrants of approximately $52,000 for the three months ended September 30, 2008.  These securities were not outstanding during the three months ended September 30, 2007 and accordingly there was no such gain or loss recorded.   As a result of our agreement to sell our Series A Convertible Preferred Stock and warrants to purchase common stock, we incurred gains which occurred upon the valuation of the stock.  Such valuation took into account the features, rights and obligations of the convertible preferred stock, which ultimately resulted in a lower fair value than the proceeds received.   Since the Series A Convertible Preferred Stock and related Investor Warrants are required to be recorded at fair value, we recorded a gain on such securities.    Interest expense for the three months ended September 30, 2008 and September 30, 2007 was $(273,000) versus $(44,000).  The increase of $229,000 or 520% for the three months ended September 30, 2008 was the result of interest expense associated with the amortization of the deferred financing costs and related discounts on the Series A preferred stock of approximately $270,000.

Comparison of the nine Months Ended September 30, 2008 versus September 30, 2007

Revenues.  Revenues for the nine months ended September 30, 2008 was approximately $32 million, an increase of approximately $8 million, or 33%, over revenues of approximately $24.1 million in the comparable period in 2007.  This increase was due primarily to a higher volume of orders completed under the Marine Corp. contract for the nine months ended 2008 versus 2007.   The Company also generated approximately $3.5 million from its JCB Hemi contract during 2008.   In addition, the Company recorded approximately $1 million dollars in sales relating to the tactical application retail outlet and physical security product business for the nine months ended September 30, 2008.  No such revenue was recorded for the nine months ended September 30, 2007.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2008 and September 30, 2007 was approximately $20.9 million and $14.2 million, respectively.  This resulted in an increase of approximately $6.7 million or 47%.  This increase was due to additional costs of revenue associated with the tactical application retail outlet and physical security product business, both of which were not in existence in 2007.  In addition, the increase was related to our increased production costs under the Marine Corp. sales contract mentioned above.  Cost of sales for the nine months ended September 30, 2007 also included costs related to orders filled for spare parts, which have a much lower cost.

Gross profit margin.   The gross profit margin for the nine months ended September 30, 2008 and September 30, 2007 was approximately $11.2 million and $9.9 million, respectively.  The gross profit margin percentage was 35% and 41% for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The decrease in gross profit margin percentage was due to higher costs associated with production associated with the Marine Corp. sales contract and lower gross profit margins associated with our tactical application retail outlet and our physical security product business    Gross profit margin for the nine months ended September 30, 2007 also include sales related to orders filled for spare parts, which have higher gross profit margins.

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2008 and September 30, 2007 were approximately $2 million and $1.7 million, respectively, representing an increase of $300,000, or 18%.  The Company has increased its sales and marketing department from 7 employees as of September 30, 2007 to 15 employees as of September 30, 2008.   This increase in personnel resulted in approximately $300,000 in additional salaries and employee benefits expense for the nine months ended September 30, 2008.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2008 and September 30, 2007 were approximately $540,000 and $419,000, respectively.  The increase of $121,000 or 29% from 2007 to 2008 was the result of additional testing and improvements of existing products, such as helmets and vests.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2008 and September 30, 2007 were approximately $4.6 million and $2.8 million, respectively.  The increase of $1,800,000, or 64%, was due primarily to expansion expenses incurred during the nine months ended September 30, 2008, mainly during the first three months of 2008.  Due to our expansion, we also incurred increases in general and liability insurance, rent and general supplies, which approximated $800,000.  We also incurred additional general and administrative expenses associated with the facilities for our tactical application retail outlet and our physical security product business of approximately $600,000.  We also incurred significant legal, merger and acquisition, and accounting costs associated with the registration of our common stock with the SEC under the Securities Exchange Act of 1934 and our asset acquisition during the first quarter of 2008, which were approximately $200,000.

 General and Administrative Salaries Expense.  General and administrative salaries expense for the nine months ended September 30, 2008 and September 30, 2007 were approximately $3.2 million and $2.2 million, respectively.  The increase of $1,000,000 or 45% was due to the increase in personnel associated with our expansion and our acquisition of our tactical application retail outlet and our physical security product business.  As of September 30, 2008, there were 41 employees that were classified as general and administrative personnel, versus 27 employees as of September 30, 2007.

Depreciation expense.  Depreciation expense was approximately $549,000 and $278,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The increase of $271,000, or 97%, was the result the expansion of the building in Hicksville during 2008, which resulted in higher depreciation expense of approximately $221,000.  For the nine months ended September 30, 2008, we acquired additional property and equipment associated with our tactical application retail outlet and our physical security product business and, as a result, incurred higher depreciation costs of approximately $50,000.  No such property or equipment was acquired as of September 30, 2007.

Other income and (expense).  We experienced a gain on adjustment of fair value with respect to our Series A Convertible Preferred Stock, which was classified as a liability, of approximately $1.3 million and a gain on the related investor warrants of approximately $1.4 million for the nine months ended September 30, 2008.  These securities were not outstanding as of September 30, 2007 and accordingly there was no such gain or loss recorded for the nine months then ended.   As a result of our agreement to sell our Series A Convertible Preferred Stock and warrants to purchase common stock, we incurred gains which occurred upon the valuation of the stock.  Such valuation took into account the features, rights and obligations of the convertible preferred stock, which ultimately resulted in a lower fair value than the proceeds received.   Since the Series A Convertible Preferred Stock and related Investor Warrants are required to be recorded at fair value, we recorded a gain on such securities.    Interest expense for the nine months ended September 30, 2008 and September 30, 2007 was $583,000 versus $47,000.  The increase of $536,000 or 114% for the nine months ended September 30, 2008 was the result of interest expense associated with the amortization of the deferred financing costs and related discounts on the Series A preferred stock of approximately $(580,000).

Liquidity and Capital Resources

As September 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $3.66 million, net accounts receivable of approximately $8.5 million and costs in excess of billings of approximately $7.6 million.  The primary sources of our liquidity during 2008 have come from operations and proceeds received from the sale of our shares of Series A Convertible Preferred Stock to purchase our common stock.

On March 7, 2008, we entered into an agreement to sell shares of our Series A Convertible Preferred Stock and warrants to purchase our common stock, and to conditionally sell shares of our common stock, to three investors. The aggregate purchase price of the preferred stock and warrants was $15.0 million and the aggregate purchase price of the common stock was to be $0.5 million.  An initial closing on the sale of the preferred stock and warrants was held on March 7, 2008 in which we received gross proceeds of $10,975,000. A second closing took place on April 4, 2008 in which we received gross proceeds of $4,025,000.

In May 2007, we entered into a loan agreement with Commerce Bank, N.A. pursuant to which we have access to a $12.0 million revolving credit facility, and had access to a term loan of up to $3.0 million through October 2007.  As of the end of September 30, 2008, approximately $130,000 was outstanding under the term loan.   There were no other draws upon the term loan.  The credit facility is secured by all of our assets, and bears interest at a variable rate equal to LIBOR plus a margin of between 1.75% and 2.45%.  We have not yet drawn on any funds available under the revolving credit facility.  The Company and investors determined not to consummate the conditional sale of the common stock.

As of September 30, 2007, our principal sources of liquidity were cash and cash equivalents totaling approximately $2.0 million, net accounts receivable of approximately $5.3 million and costs in excess of billings of approximately $4.2 million.  The primary source of our liquidity and capital resources has come from operations.

We believe that our current cash, cash equivalents and short-term investments together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

It is possible, however, that implementation of our growth strategy could result in additional business requiring us to expand our operations.  In particular, as a result of on-going discussions to enter into relationships with original equipment manufacturers of tactical wheeled vehicles and construction and material handling equipment, we expect to engage in additional vehicle prototype work during the third quarter of 2008 that could lead to significant manufacturing opportunities for us commencing towards the end of 2008 and the first half of 2009.  If such prototype work is obtained and the manufacturing opportunities realized, we believe we would need additional operating facilities, equipment and employees. These facility and resource requirements could necessitate additional funding beyond our operating cash flow and available credit.  We are exploring a number of capital raising alternatives to plan for this possibility.  There can be no assurances that any outside funding will be available to us or, if available, on reasonably acceptable terms.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $(9.2) million for the nine months ended September 30, 2008 compared to net cash used in operating activities of approximately $(2.4) million as of September 30, 2007.  Net cash used in operating activities in 2008 consisted primarily of  changes in our operating assets and liabilities of approximately $(9.6) million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $(1.8) million and $(2.6) million, respectively, reflects the increased payments received from our customers and increases in projects in process as of September 30, 2008.   Our prepaid expenses increased to approximately $(2.6) million due to amounts paid in advance in connection with our intent to enter the public market and obtain outside financing.  In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out.  Net cash used in operating activities for the nine months ended September 30, 2007 consisted primarily of changes in operating assets and liabilities of approximately $(5.0) million, including changes in accounts receivable, cost in excess of billing, accounts payable and accrued liabilities.  These changes in accounts receivable and cost in excess of billing resulted from the increase in projects completed and invoices issued to customers.

As of September 30, 2008, we have no net operating loss carryforwards available to reduce future taxable income.   We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Used In Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was approximately $(2.8) million and $(642,000), respectively.  Net cash used in investing activities during these periods consisted primarily of cash paid for the acquisition of equipment, leasehold improvements  related to the expansion of the office and cash paid out for the acquisition of assets in excess of cash received.

Net Cash Provided by Financing Activities.  Net cash provided by financing for the nine months ended September 30, 2008 and 2007 was approximately $14.2 million and $120,000 respectively. Net cash provided by financing activities during 2008 consisted primarily of proceeds of $13.9 million received from the sale of  Series A Preferred Stock, $203,000 received from the sale of the Company’s common stock and proceeds received from the exercise of warrants for common stock and approximately $65,000 received from the term loan, offset by repayments of short term financing of approximately $13,000.  Net cash used in financing activities during 2007 consisted of proceeds from the sale of the Company’s common stock of $260,000 and proceeds from short term financing of $141,000, which were offset by repayments of short term financing of approximately $20,000.

Item 4.    Controls and Procedure

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule  13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of September 30, 2008, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

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

PART II

Item 1.  Legal Proceedings

On July 10, 2007, we filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008.  Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. We filed opposition to the motion.  The defendants motion and a subsequent application for an immediate interlocutory appeal were denied.  A mediation settlement conference was held on October 31, 2008, which was unsuccessful.  Responses to interrogatories and document production is due on or about November 17, 2008.

On December 6, 2006,  Stephen Lassak, our former Chief Financial Officer commenced an action for breach of contract arising from his termination of employment, which was in the United States District Court, Eastern District of New York.  The parties have reached a settlement in this matter and the case was dismissed on October 3, 2008.

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

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, we filed a response to the charges. We believe the allegations to be without merit and intend to vigorously defend against the action.  On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, we served a motion to dismiss the complaint, and in or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing).  The remaining claims are Mr. Cusack’s breach of contract claims and claims seeking the lifting of the restriction of his stock.  On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud.  The parties are to commence documentary discovery, which will be followed by depositions.  Meritorious defenses to the claims exist and we intend to vigorously defend this action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.    Exhibits

Exhibit Number	Exhibit

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.

Date: November 14, 2008	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.