Form 10-K
period 2008-12-31
AMERICAN DEFENSE SYSTEMS INC
filed 2009-04-15
CIK 1260996

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 000-53092

AMERICAN DEFENSE SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	83-0357690 (I.R.S. Employer Identification No.)

230 Duffy Avenue
Hicksville, NY 11801
(516) 390-5300
(Address including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.0001 per share

Securities registered pursuant to Section 12(b) of the Act:
None

(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the common stock held by nonaffiliates of the registrant (29,813,323 shares) based on the $1.07 closing price of the registrant's common stock as reported on the NYSE Amex on June 30, 2008, was approximately $31,900,255.61. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

        As of March 31, 2009, there were 39,760,752 outstanding shares of the registrant's common stock.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

        We believe that some of the information contained in this report on Form 10-K constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can indentify these statements by forward-looking words such as "may," "expect," "project," "anticipate," "contemplate," "believe," "estimate," "intend," "plan," and "continue" or similar words. You should read statements that contain these words carefully because they:

  •
  discuss future expectations;

  •
  contain projections of future results of operations or financial condition; or

  •
  state other "forward-looking" information.

        We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

  •
  our reliance on the U.S. government for a substantial amount of our sales and growth;

  •
  decreases in U.S. government defense spending;

  •
  our ability to contract further with the U.S. Department of Defense;

  •
  our ability to comply with complex procurement laws and regulations;

  •
  competition and other risks associated with the U.S. government bidding process;

  •
  changes in the U.S. government's procurement practices;

  •
  the Company's ability to obtain and maintain required security clearances;

  •
  our ability to realize the full amount of revenues reflected in our backlog;

  •
  the redemption of our Series A Convertible Preferred Stock at the election of the holders of such stock at a time when we do not have sufficient funds to consummate the redemption;

  •
  our reliance on certain suppliers; and

  •
  intense competition and other risks associated with the defense industry in general and the security-related defense sector in particular.

        You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

        All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the "Risk Factors" section and elsewhere in this report could have a material adverse effect on us.

PART I

Item 1.    Business

BUSINESS

General Information

        Our business address is 230 Duffy Avenue, Hicksville, New York 11801, and our telephone number is 516-390-5300. Our website is www.adsiarmor.com. The information contained in, or that can be accessed through, our website is not part of this annual report.

History

        American Defense Systems, Inc. was incorporated in December 2002 and commenced business in January 2003 upon the acquisition of our now wholly-owned subsidiary, A.J. Piscitelli & Associates, Inc., or AJPA. Anthony Piscitelli, our President and CEO, founded AJPA, which developed and distributed security-related products, in 1994.

Company Overview

        We are a provider of customized transparent and opaque armor solutions for tactical and non-tactical transport vehicles and construction equipment used by the military.

        We also provide physical security products for architectural hardening and perimeter defense, such as bullet and blast resistant transparent armor, walls and doors, as well as vehicle anti-ram barriers such as bollards, steel gates and steel wedges that deploy out of the ground. In 2008, we began active marketing of our tactical training products and services that consist of our live-fire interactive T2 Tactical Training System, and our American Institute for Defense and Tactical Studies.

        We focus primarily on research and development, design and engineering, fabrication and providing component integration. Our armor solutions are used in retrofit applications for equipment already in service, and we work with original equipment manufacturers to provide armor solutions for new equipment purchased by the military. Similarly, our architectural hardening and other physical security products are incorporated in new construction, but are more often deployed in existing structures and facilities ranging from secure commercial buildings to military bases and other facilities.

        Our technical expertise is in the development of lightweight composite ballistic, blast and bullet mitigating materials used to fortify and enhance capabilities of existing and in-service equipment and structures. Transparent armor is able to be seen through, and is commonly fabricated as a laminate of glass and other transparent polymers such as polycarbonate and acrylic. Opaque armor cannot be seen through, and can be fabricated from a variety of materials including steel, aluminum, ceramic and fiberglass.

        We serve primarily the defense market and our sales are highly concentrated within the United States (U.S.) government. Our customers include various branches of the U.S. military through the U.S. Department of Defense and to a much lesser extent other U.S. government, law enforcement and correctional agencies as well as private sector customers.

        Our recent historical revenues have been generated primarily from a small number of contracts for the armoring of construction vehicles used by the military. To continue expanding our business, we are seeking to broaden our customer base and to diversify our product and service offerings. Our strategy to increase our revenue, grow our company and increase stockholder value involves the following key elements:

  •
  increase exposure to military platforms in the U.S. and internationally;

  •
  form strategic partnerships with original equipment manufacturers (OEMs);

  •
  develop strategic alliances;

  •
  capitalize on increased homeland security requirements and non-military platforms;

  •
  increase marketing efforts relating to our new tactical training products and services;

  •
  focus on an advanced research and development program to capitalize on increased demand for new armor materials; and

  •
  capitalize on government proposed economic stimulus programs focusing on enhancing critical infrastructure with security related requirements.

Market Opportunity

        The war on terror and conflicts in Iraq and Afghanistan have resulted in increased spending by the U.S. Department of Defense. A portion of those spending increases have resulted from increased demand for high-quality, lightweight transparent and opaque armor solutions as a result of the U.S. military's need to deal with asymmetric warfare. Increased requirements for physical security in the U.S. and abroad also have driven demand for these products The U.S. Department of Defense is the world's largest purchaser of armored equipment and "add-on" or "up-armor" kits added to vehicles. The U.S. military's transformation initiative to address asymmetric warfare includes on-going modification of existing equipment and integration of new armor products in future vehicles. Asymmetric warfare refers to the use of unconventional tactics, such as guerilla warfare, urban explosive devices, and targeting civilians and non-military infrastructure, to counter the overwhelming conventional military superiority of an adversary.

        The U.S. government uses civil engineering and material handling equipment (or CE/MHE) as part of the infrastructure rebuilding process in Iraq and Afghanistan. CE/MHE is used to demolish compromised or condemned properties; to level unstable structures and roadways for the health and safety of the adjacent civilian population and for the preparation of new structure foundations; to trench the ground for new sewer, water, gas and telecommunication lines; to grade, scrap and roll new roadways; and to load and unload materials and goods used to support civilian and military operations.

        Various branches of the U.S. military, including the U.S. Marine Corps, the U.S. Navy and the U.S. Army, use many different types of CE/MHE equipment that require armoring packages, including graders, scrapers, rollers, vib-rollers, compacters, cranes, all terrain cranes, bulldozers, loaders, backhoes, tele-handlers, skid steers, all terrain fork lifts, trams (a loader/forklift combination), cement mixers, excavators, water trucks, utility trucks, shipping container lifts and convoy trucks. Armor packages are required for this equipment and many unique forms of military equipment such as high speed, high mobility loaders, backhoes and other military-specific CE/MHE equipment. Because of such a wide variety of equipment and their attendant armoring requirements, we believe that long-term parts support will be necessary.

        We have identified several trends which we believe are driving growth in military spending and other government and private sector spending on protecting critical assets, an objective which our products and solutions address. These trends include:

        Growth of the Military's Programs to Maintain and Upgrade Current Equipment.    Combat operations in Afghanistan and Iraq have placed tremendous demands on military equipment and vehicles. Over the past several years a significant portion of the U.S. Army's equipment has been deployed to the Middle East where environmental conditions are harsh. Vehicle and equipment usage in this area of operation significantly exceeds peacetime usage. U.S. Department of Defense maintenance reset programs are designed to reverse the effects of combat wear-and-tear on equipment by repairing and refurbishing the vehicles in accordance with military maintenance standards. Based upon our expertise of the maintenance standards relating to armor, our products and solutions are designed to meet, and in some cases exceed, such standards.

        Increased Military Spending to Upgrade Armor.    The U.S. Army Tank Automotive and Armaments Command (TACOM) and the U.S. Marine Corps have significant requirements for upgrading and modernizing equipment with the next generation of armor for equipment used in base construction and rebuilding areas. Upgrades and modernization of tactical wheeled vehicles fleets will include armor requirements and an opportunity to provide our products and survivability technologies to manufacturers supplying vehicles to the military, law enforcement and commercial security market.

        Continued Spending to Secure Vulnerable Targets and Critical Infrastructure.    In addition to armoring vehicles and equipment in Iraq and Afghanistan, the U.S. government is also working rapidly to better secure vulnerable targets and critical infrastructure in the U.S. and around the world in response to perceived terrorist threats. The U.S. Department of State is currently upgrading security on embassies and consulates. Such upgrades often include transparent armor applications and physical security products ranging from blast resistant curtain walls and doors, security stations, bollards and steel gates.

        Enactment of U.S. Government Economic Stimulus Programs containing Infrastructure Security Requirements.    The U.S. government has recently enacted economic stimulus programs focusing on enhancing critical infrastructure with security related requirements. In addition, the recent terrorist activity in Mumbai, India, has resulted in increased architectural hardening opportunities in the resort and hotel industries, which include an opportunity to provide our security products, which have been developed for the U.S. Government and military customers and have been battle-tested in Iraq and Afghanistan, to meet the need of these industries.

Our Strengths

        As a result of our in-house capability to design, engineer, integrate and support military specific solutions that address mission-critical force protection needs across the U.S. Department of Defense, we are able to produce custom armor solutions and components to address specific customer requirements.

        Capabilities in Armor Technologies.    We focus on the research, development, design, engineering, fabrication and integration of transparent and opaque armor solutions and have created proprietary technologies that we believe compare favorably against the performance characteristics of all known competing products. We have the ability to offer end-to-end solutions and to assist customers across a project's life cycle from the definition of project requirements to design, development and testing and long-term maintenance and support. We have developed thirty-four common size armor windows and fifty-one different add-on armor (or AoA) kits for construction and material handling equipment. We are actively pursuing integration of our common parts into Joint Light Tactical Vehicles and other vehicle programs.

        Positioned for Favorable Industry Trends.    Asymmetric warfare requires a rapidly mobile force and close proximity engagement. In order to fight the war on terror more effectively, armed forces must be capable of tracking small groups of enemy through varying terrain and to quickly assemble, secure and move bases. We believe our solutions directly address these requirements by armoring vehicles and equipment already in Iraq and Afghanistan. As a result, we believe we are positioned to grow as the U.S. Department of Defense continues to transform its forces, placing greater demands on existing equipment and infrastructure.

        Work with High Profile Customers.    We currently support the U.S. Army TACOM Life Cycle Management Command (or TACOM), the U.S. Marine Corps, the U.S. Navy and high profile commercial customers. Because of our work with these customers (although there are no assurances that we will continue to receive work from them) and the success of our products in Iraq and Afghanistan, we have gained a significant level of brand recognition. We believe this recognition provides us with enhanced credibility with respect to our ability to successfully design and deliver armor solutions when competing for new business. In addition, based on our experience working collaboratively with these high profile customers, including under battefield conditions, we believe we have developed clearer visibility into future opportunities and emerging requirements relating to armor needs of the DoD, the Department of Homeland Security, the Department of State and Department of Energy. This visibility, we believe, allows us to better prepare to pursue these opportunities through product planning, teaming relationships and research and development.

        Full Solution Provider.    Our core capabilities include research and development, design and engineering, fabrication and providing component integration, with particular expertise in engineering, ballistics, government contracts, program management and logistics. Customers rely on us for assistance throughout the stages of a project. For example, the U.S. Marine Corps awarded us a contract for seven 644E-TRAM forklift/bucket loaders and asked us to design a complete armor cab solution under an Urgent Needs Requirement (UNS). We successfully completed the design, fabrication, production, inspection and delivery of the 644E-TRAM, including designing opaque and transparent crew protection kits, or CPKs, within 40 days.

        Scalable Business Model.    Our business model is focused on research and development, design and engineering, fabrication, and providing component integration. We out-source our proprietary designs to vendors that meet our selective standards which then manufacture components, allowing us to quickly take advantage of economies of scale. By outsourcing the manufacture of components, we believe that we are able to work on multiple programs of larger scale, including those with aggressive timelines, while maintaining high quality standards. Our technical specialists in engineering, ballistics, program management and logistics work closely with manufacturers to ensure that our quality standards are met.

        Notwithstanding this business model, in some cases, we may seek to supplement our manufacturing capacity with respect to certain key materials, such as glass, or fabrication capacity with respect to certain armor solutions in order to accomplish cost and time efficiencies. We may accomplish through internal growth, or through selective acquisitions of smaller companies. We currently do not have any definitive agreement to acquire any companies.

        Experienced Management Team.    Our management team is comprised of senior and middle managers that average more than 22 years of military, architectural, construction and engineering experience. We believe through the experience and customer service of our senior managers and technical specialists in engineering, ballistics, government contracts, program management and logistics, we have developed long-standing customer relationships and knowledge of our customers' mission-critical requirements.

Our Growth Strategy

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

  •
  increase marketing efforts relating to our new tactical training products and services;

  •
  focus on an advanced research and development program to capitalize on increased demand for new armor materials; and

  •
  capitalize on government proposed economic stimulus programs focusing on enhancing critical infrastructure with security related requirements.

        Increase Exposure to Military Platforms in the U.S. and Internationally.    We are a provider of armor solutions for tactical and non-tactical transport military vehicles and construction equipment for TACOM, the U.S. Marine Corps Systems Command and the U.S. Navy Seabees. We are actively pursuing opportunities to provide additional armor solutions for military platforms, both in the U.S. and abroad. To execute upon this growth strategy, we are engaging strategic advisors who have held key military positions to advise us on product development and market segment focus, and enhancing our presence at industry trade shows and adding additional direct sales personnel to follow-up on leads generated from such trade shows and other business development contacts.

        We also are placing greater emphasis on learning future trends and concepts for armoring military platforms to assist in formulating business development strategies with respect to these new platforms. These efforts will consist of increasing participation of senior management, research and development and sales and marketing personnel in these activities, and also will impact our strategies to form strategic partnerships with OEMs, develop strategic alliances, and pursue opportunities to supply homeland security requirements and other non-military platforms.

        We have a team dedicated to pursue sales opportunities internationally. Currently, this team focuses on the Europe and Middle East markets. Our strategy in these international markets is to work with reputable sales agents and representatives in various geographic areas, who can support our sales efforts by providing us with immediate, established access to these markets. We expect that the number of projects we bid will increase in 2009 and 2010. As we pursue international business, we anticipate that an increasing portion of our business activities will become subject to U.S. export control laws.

        Form Strategic Partnerships with Original Equipment Manufacturers (OEMs).    We have designed and fielded armor solutions for equipment built by material handling and civil engineering equipment manufacturers such as John Deere and JCB. We are aggressively pursuing strategic partnership opportunities with OEMs to provide us with opportunities to include our armor solutions in armored vehicles they produce, as well as to serve as an alternate manufacturing entity for OEMs seeking to meet tight product delivery timeframes. To this end, we are seeking to further develop our existing relationships with OEMs as well as create new relationships. We are currently seeking partnership opportunities with OEMs to manufacture a prototype vehicle for DoD. The costs relating to these efforts are part of the expenses we are incurring for enlarging our sales and marketing capabilities, increasing our trade show participation and visibility and our emphasis on following future trends and concepts, as described above.

        We recently have entered into non-disclosure agreements with a number of OEMs to explore the foregoing opportunities. Because of the early stage of most of these discussions, we are not able to determine when definitive agreements with OEMs may be executed, the costs of any resulting work or to predict when we would generate revenues from OEM business.

        Develop Strategic Alliances.    In addition to pursuing OEM relationships, we also are pursuing strategic alliances with defense contractors and teaming agreements with leading manufacturers of tactical wheeled vehicles and construction and material handling equipment to increase our visibility and sales opportunities and to share resources. In particular, we are seeking companies with product and services niches that are complementary to our own. Partnering with such companies would allow us to bid on a greater number of contracts where we do not possess all of the product or service expertise required, and participate in a wider variety of programs and projects.

        Except as described below, our discussions with other potential partners are at early stages and so we are unable to predict when we would enter into definitive agreements with any them. Moreover, the submission of bids following the entry into teaming agreements or other strategic alliances are subject to uncertainty as to whether the bid we are involved with will be selected by the issuing agency. The foregoing makes estimating the timeframe in which we would realize revenues from these efforts difficult.

        Capitalize on Increased Homeland Security Requirements and Non-Military Platforms.    The creation of the U.S. Department of State, U.S. Department of Homeland Security has increased the U.S. government's focus on strengthening domestic infrastructure for homeland security. We have a number of products and solutions that have application to architectural protection and domestic safety, as well as to the protection of civilian, correctional and law enforcement personnel, including blast and ballistic resistant glass and glazing, and our vehicle barriers, trans-barrier system, forced entry blast resistant curtain wall and doors and mobile ballistic shield. We are increasing our marketing efforts with respect to these products and our services in the design, fabrication and installation of transparent and opaque armored products, to U.S. Department of Homeland Security, state and local governments, law enforcement and the private sector, including the construction industry.

        To market our products to these customers, we are leveraging our past successful installations of blast and ballistic resistant glass products at a national stock exchange and a national broadcasting company, the use of our bullet resistant glass solutions by a U.S. federal enforcement agency, and the brand recognition we have developed with the success of our products in Iraq and Afghanistan. During 2008, we increased our sales personnel dedicated to pursuing these non-military sales opportunities to 12, who focus on sales of our physical security products. Also during 2008, we increased the number of support personnel for this initiative, including architects and engineers.

        Focus on an Advanced Research and Development Program to Capitalize on Increased Demand for New Armor Materials.    In the transparent armor market new materials are being introduced along with new composite manufacturing methods to reduce the high cost of some composite materials, such as glass ceramics, Alon, Spinel and Sapphire when combined with other materials such as polycarbonate. In combination with our efforts to place greater emphasis on learning future trends and concepts for armoring military platforms, we intend to utilize our expertise in the research and development of new armor makeup to explore the incorporation of these new materials in our existing and future products and solutions.

        The adoption of armor products with new materials or manufactured using new composite methods generally is a long process with periods of research and development, prototyping, testing by third party laboratories and customer acceptance. For this reason, we are unable to estimate when we may realize revenues from products containing new armor materials.

        We are pursuing each of the above growth strategies simultaneously. Over the next 12 months, we expect to see revenue from our efforts to expand our exposure to military platforms in the U.S., as these efforts generally are an expansion of our historical business development activities. While revenue from foreign customers have been insignificant to date, we are projecting our revenue from international sales to become significant in the first half of 2010.

        The results of our strategy to increase non-military sales to the U.S. Department of Homeland Security and the private sector will be dependent in part, upon how quickly we are able to expand our sales and marketing personnel dedicated to such sales opportunities. Based on our current sales force, we project our revenue from non-military sales to become significant beginning in the second half of 2009 and continuing through 2010.

        Relative to our other growth strategies, we believe our focus on advanced research and development of new armor materials will lag in terms of directly resulting in revenue increases over the next 12 months. Given the increasing demands by customers for lighter, yet stronger armoring solutions, we believe it is important that we keep pace with new developments in the armoring market. Moreover, we believe that demonstrating our commitment to industry advances as well as the depth of our engineering and design expertise benefits our reputation and ability to consummate sales.

Products and Services

        We offer a variety of products and solutions incorporating our transparent and opaque armor solutions. We also have a number of products in development.

  Current Products and Services

        Crew Protection Kits (CPKs).    We design, engineer, fabricate prototypes, integrate the production of and deliver CPKs to customers in crates and pallets or install completed CPKs on vehicles. Installation may occur domestically or abroad as specified by a contract's requirements. CPKs provide comprehensive armor protection of operator compartments through the integration of opaque armor, transparent armor, specialized insulation, ingress/egress windows, combat locks and other specialized hardware, customized air conditioning units, customized windshield wipers, alternators and, for wheeled vehicles, improved tires. Our technicians are able to quickly train military personnel to install the kits themselves. Our technicians and military personnel have successfully installed our up-armor kits at bases in the Iraq, Kuwait and Afghanistan and the United States.

        VistaSteel Transparent Armor.    VistaSteel transparent armor incorporates the process of bonding polycarbonate and glass under pressure and heat, producing a tough and resilient laminated glass and providing a defensive barrier to protect against firearms, physical attack and explosive blasts. The VistaSteel transparent armor product is sold in varying thicknesses depending on the type and level of defense required by the customer. These products have the properties of superior protection while utilizing thinner laminates. We can provide VistaSteel in spall or no-spall configurations as well as providing de-frosting and de-icing and films for architectural applications. Spall refers to the fragments of armor material that can be released from the inner surface of armor when the outer surface is impacted by a weapon's blast or projectile. For example, upon impact from a blast or projectile on one side of the armor material, the other side may release fragments of the armor material, such as glass shards, which may impact the personnel or equipment being protected.

        VistaSteel Opaque Armor.    VistaSteel opaque armor is utilized in conjunction with VistaSteel transparent armor to form comprehensive up-armor or add-on armor kits. A vehicle armor kit consists of full perimeter protection including front and rear vehicle armor, doors with operable and non-operable windows, windshields, rear windows, roof and undercarriage protection. These kits are engineered and installed on a wide variety of military vehicles, including many variations of the High Mobility Multipurpose Wheeled Vehicle.

        VistaGuard Windows.    VistaGuard windows are Forced Entry Blast Resistant (FEBR) windows, window frames and transparent armor assemblies used to mitigate forced entry, ballistic and terrorist threats in high visibility targets.

        Forced Entry Blast Resistant Curtain Wall.    A full scale (approximately 6' × 8') FEBR window and frame has been constructed for potential use in U.S. embassies and other federal facilities around the world. The prototype FEBR window and frame have successfully completed DoS testing.

        Portable Transparent Ballistic Shield (PTBS).    We have responded to interest by police agencies, correctional agencies and other security agencies for a bullet-resistant, transparent mobile shield for use as a protection device in hostage negotiation and other hostile situations. PTBSs have been sold to law enforcement agencies in New York, the U.S. Department of Veterans Affairs and overseas client.

        Trans-Barrier System.    We have developed a transparent armor shield to mount to the top of existing Jersey Barriers to provide ballistic and blast protection while maintaining openness and visibility to any location or facility requiring enhanced and expandable fragmentation protection.

        Heated Ballistic Ships' Window.    Prototype windows have been provided for evaluation for use on an Australian ship. The windows are ITO (Indium Tin Oxide) coated. The coating heats when an electrical current is applied. The coating is virtually invisible and can also incorporate RF or EMI filters.

        Proprietary Hardware.    Our hinges, rotary and slam latch, combat lock and egress window have been extensively tested by the U.S. Department of Defense for survivability and vulnerability testing through live-fire arena testing and Fragmentation Simulation Projectile, or FSP, exploitation tests.

        Vehicle Anti-Ram Barriers.    Our vehicle anti-ram barriers are designed to prevent vehicles from passing through a designated area. Barriers include concrete cylinders secured to the ground, called bollards, steel gates and steel wedges that deploy out of the ground.

        T2 Tactical Training System.    Our T2 Tactical Training System is a live-fire interactive training range system that provides law enforcement officers, SWAT team members, tactical specialists and military operators with the opportunity to hone their firearms and combat skills, with their own weapons and ammunition, in conjunction with realistic video scenarios broadcast on a large screen, incorporating environmental factors such as heat, cold, sound and light effects. Among other options, the T2 can be customized to provide training to war fighters or law enforcement personnel. The T2 also is used in conjunction with the training provided in our American Institute for Defense and Tactical Studies described below.

        The American Institute for Defense and Tactical Studies.    The American Institute for Defense and Tactical Studies hosts courses and seminars taught by the world's preeminent subject matter experts in the fields of Counterterrorism, Fundamentalist Islam and Middle Eastern Mindset, Dignitary Protection, IED Terrorist Tradecraft, Emergency Tactical Medicine, Post Suicide-Bombing Command and Incident Response, Forensics, and Hand-to-Hand Combat. These specialists, many of whom are former operators and unit commanders, bring their knowledge and combat experience to today's frontline law enforcement officers, military war fighters and tactical professionals.

  Products in Development

        Lightweight Combat Helmet.    We are continuing development of a combat helmet with improved ballistic capabilities and reduced weight. Initial prototypes were completed in 2008 and research continues on helmet weight reduction. We continue development to reduce the areal density, investigate the effect of a projectile's angle as it strikes the helmet, or shot obliquity, and the effect on the inside of a helmet upon impact from a projectile or blast, or "behind armor" effects.

        Lightweight SAPI.    We are working with certain of our vendors to produce a lightweight Small Arms Protective Insert (or SAPI) to reduce the overall combat load of a soldier or Marine. New methods of producing and encapsulating ceramic materials are being investigated and tested.

        Lightweight Armor Systems.    At the request of TACOM and the U.S. Marine Corps, we are evaluating solutions to maintain the same ballistic protection but significantly reduce the weight of our current Crew Protection Kits (CPK) and third party crew protection kits on High Mobility Multipurpose Wheeled Vehicles (or HMMWV's). Testing is underway of several different composite systems that will achieve this weight reduction. Samples are being evaluated for small arms, fragmentation and overall stability of the material under normal and adverse operation conditions. As part of the new armor configuration we are evaluating the possibility of extending the armor to incorporate rocket propelled grenade (or RPG) protection without the need for "Bar" armor, which is a type of armor mounted on the outside of a vehicle often resembling a fence that disrupts the RPG by either crushing it, preventing optimal detonation from occurring or by damaging the fusing mechanism preventing detonation. Testing is anticipated to be complete during the second quarter of 2009.

        Transparent Armor.    We are in the final stage of environmental testing of a modified version of our transparent armor that is intended to comply with all of the new test requirements, including the high temperature ballistics, of TACOM's Transparent Armor Purchase Document (ATPD 2352P).

        Although none of the foregoing products in development are expected to require outside funding, we continue to seek opportunities to obtain supplemental research grants that may benefit our product development.

  Product Testing

        Our armor products and solutions are tested extensively, both during the research and development phase and during customer evaluation of product materials, prototypes and production vehicles. These tests have been and continue to be conducted at many premier U.S. Department of Defense labs including Aberdeen Proving Grounds and the Naval Air Weapons Station at China Lake, as well as at testing facilities at the University of Dayton, Southwest Research Institute, Chesapeake Testing and Oregon Ballistic Labs and in active military combat situations in Iraq and Afghanistan.

        Testing includes ballistic and blast protection testing (both on the armor itself and the edges, seams and other related structures), determination of ease of use by soldiers (e.g., opening doors, rolling down windows, entrance or exit of vehicles) and automotive testing to evaluate the effect of the armor solution's weight and other characteristics on the vehicle's road handling, wear and tear on mechanical parts, stress points caused by the extra weight, and drive shafts and power trains. Because we generally do not pursue contracts where we do not already know or have a high degree of confidence that our existing product or planned application of our product solution satisfies or will satisfy the customer's requirements, our products and solutions usually pass customer testing. When desired results are not obtained, we sometimes are required to effect minor redesigns of the product.

        Our physical security products are also tested extensively. Effective February 1, 2009, the U.S. Department of State, no longer conducts anti-ram vehicle barrier testing but now evaluates products that have been tested under the American Society for Testing and Materials (or ASTM) standards for the selection and approval for use at the U.S. Department of State facilities. Accordingly, our anti-ram vehicle barrier products are tested at ASTM certified facilities in accordance with the new ASTM standards. Similarly, our forced entry, blast and bullet resistant products are tested at independent testing facilities approved by the U.S. Department of State.

Operations and Manufacturing

        Our personnel includes technical specialists in engineering, ballistics, government contracts, program management and logistics who participate in the research and development of our add-on armor (AoA) solutions. Our technical specialists work collaboratively with customers in order to determine mission specific requirements. Through feedback from the technical specialists, the appropriate products are customized to fit contract specifications.

        We purchase most of the components and materials used in our products from various suppliers. Of these suppliers, Action Group supplies approximately 35%, and Standard Bent Glass and Red Dot each supply between 10% and 15% of our overall supply needs. The primary materials used in the manufacturing of our products are polycarbonate glass and steel. These materials are generally available from a number of different suppliers. The bulk of such raw material is purchased from relatively few sources of supply, and in particular, Action Group supplies all of our steel pieces and hardware, and Standard Bent Glass supplies all of our glass requirements. Red Dot supplies all of our vehicle air conditioning and heating equipment for our CPKs. We believe, however, that alternative sources are readily available and are currently evaluating different suppliers to diversify supply sources.

        We have implemented a Quality Assurance Procedure for vendor management in order to obtain the highest quality materials with minimal lead times. In order for a vendor to be utilized by us they are screened for quality assurance, prior dealings with our company and our personnel, reputation in the industry, professional affiliations and quality of product. Our Project Managers and/or engineers will perform a production site inspection of an approved vendor. A copy of the Approved Vendors' quality assurance plan and/or International Organization for Standardization (ISO) certification is retained. Additionally, we began the application process to obtain the ISO 9001 certification in 2008 and expect to have the certification in 2009.

        We have also implemented Quality Control Procedures for the identification of non-conforming materials, corrective actions and preventative actions. Each step of production entails review and inspection by a trained and experienced Area Manager. The Area Manager coordinates with the Project Manager and, where applicable, ensures that quality assurance procedures and standards are applied. When required, the Project Manager and/or members of the Engineering Department conduct site visits of Approved Vendor facilities to review quality assurance and inspect goods during the production of the goods.

        We carry inventory items to ensure availability of new or replacement parts as needed. This is standard within the industry as it may take several weeks or months to receive parts. In addition, this allows us the ability to provide spare parts upon request.

        We continually improve the effectiveness of the quality management system through use of quality policy, quality objectives, audit results, analysis of data, and corrective and preventative actions. The effectiveness of the quality management system is reviewed during periodic management reviews.

Advertising and Marketing

        Most business development activities are implemented through strong client relationships maintained by our technical or professional management staff. We believe that these personnel have the best understanding of client's needs and the effect of local or client-specific issues, laws and regulations. Our senior and middle managers hold frequent meetings with existing and potential clients, and federal, state or local agencies, give presentations to civic and professional organizations and give seminars on current technical topics. Our entire staff continuously networks to broaden our client base in core services. We continue to explore various domestic and international relationships to increase our sales and market penetration.

        Our business development group develops corporate marketing materials, market research, promotional and professional activities, including appearances at trade shows, direct mailings and public relations. We conduct sales strategy meetings in which we track the development of new programs and identify and coordinate collective resources to meet our objectives. We continuously identify new markets that are consistent with our service offerings and develop and implement strategies to research, anticipate, and position for future procurements.

        We actively participate in shows involving defense operations and technology, military vehicles, law enforcement technology and military force protection, including the Association of the U.S. Army Annual Conference and Winter Symposium, Marine Expo, and Tactical Wheeled Vehicle conferences. Additionally, our marketing efforts include our web site, preparation and distribution of brochures, advertising focused on the military and law enforcement communities, and live-fire exhibitions demonstrating our product capabilities. We do not use independent referral sources to assist in identifying opportunities for our products and services and we do not pay any referral fees. In 2008, we began to evaluate potential sales agents and manufacturer's representatives whom we expect to provide us with immediate access into different geographic markets.

Research and Development

        Our research and development efforts are focused on improving and enhancing our existing products, solutions and processes, as well as developing new products and applications. Our core competency is in proprietary transparent and opaque armor solutions. While third party contractors often manufacture our products, it is our proprietary designs, engineering and research and development process that differentiates us from our competitors. Over the past year, we have been able to increase the fragmentation performance of the glass used in our CPK's with minor increase in weight while still remaining compatible with our current glass framing system.

        Our on-going research and development includes evaluations of ceramic materials including alumina, silicon carbide, Sapphire, boron carbide and Alon for use in future lightweight CPK's and personal protective equipment. We believe that these materials, among others, will be used in our continuing efforts to:

  •
  enhance combat helmets with greater ballistic protection;

  •
  produce a new, lightweight line of ballistic eye and face protective equipment for use by military and civilian law enforcement;

  •
  continue development of our mobile, transparent police shield as well as a lightweight, ballistic hand-carried shield that provides greater visibility and lower weight than existing shields; and

  •
  enhance our existing glass laminates to further control deformation and improve fragmentation performance.

        We have recently acquired an autoclave suitable for producing test samples of both opaque and transparent armor. This will enable us to rapidly conduct testing and revise formulations to suit each new requirement without the turnaround time required when outsourcing such sample testing. The autoclave is currently under installation and is expected to be fully operational by the end of the second quarter or beginning of the third quarter of 2009.

        We are constructing a ballistic test range, expected to be completed around the time the autoclave installation is completed. The test range will allow us to rapidly test samples on site and avoid the time, cost and labor to use an outside testing facility. While our range will be equipped to perform the testing in accordance with recognized test standards, we will continue to use independent laboratories for clarification to avoid appearances of conflict of interest.

Security Clearances

        We also maintain and hold the requisite facility and personal security clearances allowing the company to obtain and perform contracts requiring access to classified information. Cleared employees are typically difficult to identify, recruit and retain and usually command a significant premium to non-cleared employees with similar capabilities and backgrounds.

Intellectual Property

        We rely primarily on trade secrecy to protect our technologies that we believe are proprietary. However, our management believes that patents are important for technologies where trade secrecy alone is not a reliable source of protection.

        We have sought and intend to continue to seek patent protection for our inventions and rely upon patents, trade secrets, know-how, and continuing technological innovations to develop and maintain a competitive advantage. To protect these rights, know-how and trade secrets, we typically require employees, consultants, collaborators and advisors to enter into confidentiality agreements with us, generally stating that they will not disclose any confidential information about us to third parties for a certain period of time, and will otherwise not use confidential information for anyone's benefit but ours. We cannot assure you that any of our confidentiality and non-disclosure agreements will provide meaningful protection of our confidential or proprietary information in the case of unauthorized use or disclosure.

        The patent positions of companies like ours involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with any certainty. We cannot assure you that any patents will issue on any of our pending patent applications. The patents licensed to us, and those that may issue or be licensed to us in the future, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Additionally, we cannot assure you that we will not incur significant costs and expenses, including the cost of litigation in the future, to defend our rights under our patents and non-disclosure agreements.

        We also own trademarks and copyrights relating to our products and services. Although we can compete in any of our product markets regardless of our intellectual property, we believe the protection afforded by our intellectual property provides us with important advantages over our competitors.

Customers and Certain Contracts

        We serve primarily the defense market and our sales are highly concentrated within the U.S. government. Our customers include various branches of the U.S. military through the U.S. Department of Defense and to a much lesser extent other U.S. government, law enforcement and corrections agencies as well as multinational companies.

        During 2007, three contracts with the U.S. Department of Defense represented approximately 95% of our revenue, a five year TACOM Indefinite Delivery/Indefinite Quantity (or IDIQ) contract and a two year TACOM contract, both of which commenced in 2005, and a two year U.S. Marine Corps contract which commenced in 2007. During 2008, the foregoing TACOM IDIQ and U.S. Marine Corps, as well as several purchase orders from JCB, represented approximately 85% of our revenue. We expect that during 2009, the TACOM IDIQ contract and purchase orders from JCB will continue to represent a significant portion of our revenue, and that our subcontract with CH2M Hill Constructors, Inc. to furnish and install blast doors at a U.S. Army base will also represent a significant amount of our 2009 revenue.

        While we believe we have satisfied and continue to satisfy the terms of these government contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of these contracts were canceled or there are significant reductions in expected orders under any of the contracts, our revenues could decrease significantly and our business could be severely harmed.

Backlog

        Our backlog as of December 31, 2008, which consisted substantially of contracts with the U.S. government, was $57.0 million, and our backlog as of December 31, 2007 was $48 million. Of our $57.0 million of backlog as of December 31, 2008, we expect that $45.0 million will be filled in 2009.

        We define backlog as the future revenue we expect to receive from our contracts. The contracts included in our backlog are firm fixed price contracts where we act as either the prime or as a subcontractor and IDIQ contracts. Our revenue estimates for a particular contract, including IDIQ contracts, are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. We do not include estimated revenue from contract options that have not been exercised. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. In particular, the receipt of revenues reflected in our backlog estimates for the following twelve months will generally be more certain than our backlog estimate for periods thereafter.

        We have not historically tracked our "funded" backlog, which we define as amounts actually appropriated by a customer for payment of goods and services less actual revenue recorded as of the measurement date under that appropriation. Although we are aware of appropriations made with respect to our U.S. government contracts, our primary government customers in 2007 and 2008 have the ability to reallocate the funds within such appropriations among various projects and contracts included in a given appropriation. Subject to this reallocation possibility and the definition of "backlog" above, our funded backlog as of December 31, 2008 was $57.0 million.

Competition

        We are subject to significant competition that could impact our ability to gain market share, win business and increase the price pressure on our products. We face strong competition from a wide variety of firms, including large, multinational defense and aerospace firms as well as small businesses.

        Some of our primary direct competitors are the following:

  •
  BAE Systems/Armor Holdings, a multi-national defense and security company headquartered in London, England, which provides security products, armored vehicles, vehicle armor systems and security risk management services;

  •
  Ibis Tek, located in Pennsylvania, which provides laminated glass security products;

  •
  Sieraccin Corporation, located in California, which provides light weight transparencies for aviation and security applications;

  •
  Ceradyne, Inc., located in California, which provides ceramics for industrial, automotive and armor applications;

  •
  Armor Works, located in Arizona, which provides body armor, vehicle armor and aircraft armor systems; and

  •
  Plasan Sasa, an Israeli company which provides armor protection products for vehicles and aircraft and naval armor systems.

        Similarly, we face strong competition in the physical security products market. Some of our primary direct competitors in this market are the following:

  •
  Delta Scientific Corporation, located in California, which provides, among other things, a full line of anti-ram barriers;

  •
  B&B Armor Corporation, Inc., located in Texas, which provides security gates and barriers;

  •
  Norshield Security Product, located in Alabama, which provides bullet, blast and attack resistant products;

  •
  Ross Technology Corporation, located in Pennsylvania, which provides forced entry/ballistic resistant and blast resistant products; and

  •
  Fabrication Designs, Inc., located in Maryland, which provides forced entry and bullet resistant doors, windows, louvers, and guard booths.

        We believe the principal factors that generally determine a company's competitive advantage in these markets are:

  •
  engineering and design capabilities;

  •
  broad product functionality;

  •
  customer service, execution and responsiveness;

  •
  sales and marketing capabilities; and

  •
  reputation in the industry.

        We believe that we compete favorably with respect to each of these factors. In particular, we believe our design and engineering expertise in providing fully integrated ballistic and blast protected armor products provides an advantage over our competitors who provide protection against only selected ballistic threats. We also believe that our experience creating armor solutions for applications other than in military and construction vehicles (such as bullet and blast resistant glass and glazing for infrastructure applications, forced entry blast resistant curtain walls and mobile ballistic shields) and our strategy to research and explore new armor materials and their potential applications in new and existing armor solutions, gives us a competitive advantage over our competitors who focus primarily on existing armor materials or vehicle or military applications.

        Many of our products have a number of applications, such as our thirty-four common size armor windows and fifty-one different add-on armor (AoA) kits for construction and material handling equipment. We believe that the broad functionality and application of our products and product components provides us with a competitive advantage over certain of our competitors whose products are applied in more narrow applications.

        We have a motivated sales and marketing team, many of whom have a substantial military background in addition to extensive government contract sales experience. Many of our senior managers and technical experts have long-standing customer relationships and knowledge of our customers' mission-critical requirements. We believe this experience and these relationships gives us a competitive advantage. In order to enhance our revenue opportunities and grow our business, however, we believe we need to supplement our sales and marketing capabilities and intend to increase the number of our direct sales personnel.

        We focus on order execution and on-time delivery of products and solutions. Our employees understand that the products they design, sell and service save the lives of U.S. military personnel protecting and rebuilding our foreign interests. We believe this strengthens our commitment to customer service generally, and in particular with our U.S. government customers, and gives us a competitive advantage. These factors, combined with the success of our products in Iraq and Afghanistan and our work with the TACOM, U.S. Marine Corps, U.S. Navy and high profile commercial customers, have given us a significant level of brand recognition. Moreover, we were nominated by the TACOM as one of the top small business contractors working on federal contracts in 2007, and we were awarded the U.S. Small Business Administration's Prime Contractor of the Year for Region II in 2007. We believe these factors enhance our credibility with respect to our ability to successfully design and deliver armor solutions when competing for new business.

        Although we believe we compete favorably against our competitors with respect to the above principal competitive factors in the armoring and physical security products market, many of our competitors have considerably greater financial, marketing and technological resources. Certain competitors operate larger facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Each of these factors could make it difficult for us to win new contracts and compete successfully.

Regulation

        Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. Certain governmental agencies such as the Environmental Protection Agency, or EPA, Occupational Safety and Health Administration, or OSHA, and the Department of Labor, or DOL monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations.

        The majority of our business is conducted under long term contracts which are administered by the U.S. Department of Defense. These contracts are subject to product and facility inspection by the Defense Contract Monitoring Agency, or DCMA, as well as auditing by the Defense Contract Audit Administration, or DCAA.

        While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a materially adverse effect on our business, financial condition, and results of operations.

Environmental Matters

        We are subject to federal, state, local and foreign laws and regulations regarding protection of the environment, including air, water, and soil. Our business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We currently maintain insurance for debris removed but do not currently maintain insurance for pollutant cleanup. If we are found responsible, however, for any hazardous contamination, any fines or penalties we may be required to pay or any clean up we are required to perform could be very costly. Even if we are charged and later found not responsible for such contamination or clean up the cost of defending the charges could be high. If either of the foregoing occurs, our business results from operations and financial condition could be materially adversely affected. We do not believe we have any material environmental liabilities or that compliance with environmental laws, ordinances, and regulations will, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations.

Insurance Coverage

        We maintain insurance coverage against losses, including fire, casualty and theft, for each of our locations in amounts we believe to be adequate.

Employees

        All corporate functions are based in our headquarters. As of March 31, 2009, we had approximately 86 full-time employees and 4 part-time employees, and 4 consultants. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees. To continue expanding our revenues we will require additional staffing and support, particularly in the areas of administrative, engineering, sales and administration.

Series A Convertible Preferred Stock Financing

        We entered into a Securities Purchase Agreement ("Purchase Agreement") on March 7, 2008 to sell shares of our Series A Convertible Preferred Stock ("Series A Preferred") and warrants ("Investor Warrants") to purchase shares of our common stock, and to conditionally sell shares of our common stock, to three investors. The investors have agreed to purchase an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants is $15,000,000 and the aggregate purchase price for the common stock is $500,000.

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

        A subsequent closing under the Purchase Agreement was held on April 4, 2008 in which an additional 4,025 shares of Series A Preferred and Investor Warrants to purchase up to 1,006,294 shares of common stock were issued for an aggregate purchase price of $4,025,000. After the payment of the $241,500 cash portion of the placement agent fee described below, we received net proceeds of $3,783,500.

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

        In connection with the application to list shares of our common stock on the American Stock Exchange (now known as the NYSE Amex), We entered into a Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008 (or Consent Agreement), with the holders of our Series A Preferred (or Series A Preferred Stockholders), in which the parties agreed that we would not be permitted to issue shares of common stock as dividends on, or upon conversion of, the Series A Preferred or upon the exercise of the Warrants in excess of a specified number of shares without the approval of the our stockholders. In the Consent Agreement, we covenanted, for the fiscal year ending

December 31, 2008 (A) to achieve (i) Revenues (as that term is defined in the Consent Agreement) equal to or exceeding $50,000,000 and (ii) Consolidated EBITDA (as that term is defined in the Consent Agreement) equal to or exceeding $13,500,000, and (B) to publicly disclose and disseminate, and to certify to the Series A Preferred Stockholders, our operating results for such period, no later than February 15, 2009 (we refer to these covenants collectively as the "Financial Covenants"). We have not met these covenants. The Consent Agreement was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2008.

        The Consent Agreement purports to provide that the breach of the Financial Covenants set forth above are each deemed a "Triggering Event" under Section 3(a)(vii) of the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (or Certificate of Designations), giving the Series A Preferred Stockholders the right to require us to redeem all or a portion of such holder's Series A Preferred shares at a price per share as calculated pursuant to Section 3(b)(i) of the Certificate of Designations. One of the Series A Preferred Stockholders notified us that in the event the Financial Covenants were not met and in the absence of an agreement to resolve such failure, they intended to exercise their redemption right with respect to all of their shares of Series A Preferred. We previously negotiated the key terms of a resolution to the foregoing with the Series A Preferred Stockholders, and, to that end entered into Term Sheets with the Series A Preferred Stockholders dated February 13, 2009 (or Term Sheets). Pursuant to the Term Sheets, the Series A Preferred Stockholders would have consented to amend the Consent Agreement to delete the Financial Covenants and exchange their shares of Series A Preferred for (i) shares of a new Series B Preferred, (ii) secured notes and (iii) certain amounts in cash. The Term Sheets were filed as exhibits to our Current Report on Form 8-K filed with the SEC on February 17, 2009. The Certificate of Designations was filed as an exhibit to our Registration Statements on Form 10 and Form 8-A filed with the SEC on March 21, 2008 and May 23, 2008, respectively.

        Pursuant to the Term Sheets, the Series A Preferred Stockholders would have consented to amend the Consent Agreement to delete the Financial Covenants and exchange their shares of Series A Preferred for (i) shares of a new Series B Preferred, (ii) secured notes and (iii) certain amounts in cash.

        In order to allow the parties to negotiate definitive agreements relating to the foregoing and to consummate the same, the Series A Preferred Stockholders had agreed, subject to the terms and conditions set forth in the letters of forbearance entered into with the Series A Preferred Stockholders on February 13, 2009, to forbear from exercising their rights and remedies, including without limitation the right to cause the redemption of the Series A Preferred shares as a result of breaches of the Consent Agreement described above, until the earlier of (a) the date on which any Triggering Event (as defined in the Certificate of Designations), other than a breach of the Financial Covenants, shall occur or exist and (b) February 27, 2009. The forbearance agreements were filed as exhibits to our Current Report on Form 8-K filed with the SEC on February 17, 2009.

        The forbearance period expired effective February 27, 2009 and we have continued working with the Series A Preferred Stockholders to resolve the foregoing. However, on April 14, 2009, we received a notice of Triggering Event redemption purportedly pursuant to a redemption option provided under the Certificate of Designations (or Notice of Triggering Event Redemption) from a Series A Preferred Stockholder that holds approximately 94% of such preferred stock. The Series A Preferred Stockholder has demanded that we immediately redeem 14,025 shares of our Series A Preferred, which constitutes all of the shares of Series A Preferred held by such Series A Preferred Stockholder, at an aggregate price of $15,427,500.00. The Series A Preferred Stockholder has also demanded that we pay $470,317.81 as dividends they assert have accrued from January 1, 2009 through April 13, 2009, on their Series A Preferred at the cash dividend rate of 12%, as well as $70,000.00 in legal fees and expenses the stockholder states that it has incurred in connection with the negotiations relating to the breach of the Financial Covenants pursuant to the forbearance letter dated February 13, 2009. Due to restrictions on the payment of dividends under our revolving line of credit with TD Bank, we have not paid dividends on the Series A Preferred for 2009.

        We currently do not have sufficient surplus as such term is defined under Delaware law to effect the redemption sought by the stockholder described above, and restrictions under our revolving line of credit would nevertheless prohibit any such redemption. If, however, we are required to redeem such Series A Preferred, we will need to secure additional financing. If we are unable to obtain such financing or the cost of obtaining such financing is prohibitive, our business would be significantly harmed. Please see "Item 1A. Risk Factors—We are currently in breach of certain financial covenants relating to our Series A Convertible Preferred Stock, and the holder of approximately 94% of our Series A Convertible Preferred Stock has exercised its right to cause us to redeem such shares of stock, which right purportedly has been triggered because of such breach. If we are required to redeem such Series A Convertible Preferred Stock, we will need to secure additional financing. If we are unable to obtain such financing or the cost of obtaining such financing were prohibitive, our business would be significantly harmed." Please see "Item 1A. Risk Factors—We are currently in breach of certain financial covenants relating to our Series A Convertible Preferred Stock, and the holder of approximately 94% of our Series A Convertible Preferred Stock has exercised its right to cause us to redeem such shares of stock, which right purportedly has been triggered because of such breach. If we are required to redeem such Series A Convertible Preferred Stock, we will need to secure additional financing. If we are unable to obtain such financing or the cost of obtaining such financing were prohibitive, our business would be significantly harmed" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Available Information

        We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonable practicable after such material is electronically filed with or furnished to the SEC. Our website is www.adsiarmor.com.

Item 1A.    Risk Factors

        Our business, industry and common stock are subject to numerous risks and uncertainties. The discussion below sets forth all of such risks and uncertainties that are material. Any of the following risks, if realized, could materially and adversely affect our revenues, operating results, profitability, financial condition, prospects for future growth and overall business, as well as the value of our common stock.

Risks Relating to Our Company

We depend on the U.S. Government for a substantial amount of our sales and our growth in the last few years has been attributable in large part to U.S. wartime spending in support of troop deployments in Iraq and Afghanistan. If such troop levels are reduced significantly, our business may be harmed; and if we do not continue to experience demand for our products within the U.S. Government, our business may fail.

        We serve primarily the defense market and our sales are highly concentrated within the U.S. government. Customers for our products include the U.S. Department of Defense, including the U.S. Marine Corps and TACOM, and the U.S. Department of Homeland Security. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending.

        U.S. defense spending historically has been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country's safety, such as in Iraq and Afghanistan. As these threats subside, spending on the military tends to decrease. Accordingly, while U.S. Department of Defense funding has grown rapidly over the past few years, there is no assurance that this trend will continue. Rising budget deficits, the cost of the war on terror and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, and the new administration has signaled that this pressure will most likely impact the defense budget. A decrease in U.S. government defense spending, including as a result of planned significant U.S. troop level reductions in Iraq or Afghanistan, or changes in spending allocation could result in our government contracts being reduced, delayed or terminated. Reductions in our government contracts, unless offset by other military and commercial opportunities, could adversely affect our ability to sustain and grow our future sales and earnings within the U.S. Department of Defense.

Our revenues in 2008 have been concentrated in a small number of contracts obtained through the U.S. Department of Defense and the loss of, or reduction in estimated revenue under, any of these contracts, or the inability to contract further with the U.S. Department of Defense could significantly reduce our revenues and harm our business.

        During 2008, two contracts with the U.S. Department of Defense represented approximately 75% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of these two contracts were canceled, there are significant reductions in expected orders under any of the contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

We are currently in breach of certain financial covenants relating to our Series A Convertible Preferred Stock, and the holder of approximately 94% of our Series A Convertible Preferred Stock has exercised its right to cause us to redeem such shares of stock, which right purportedly has been triggered because of such breach. If we are required to redeem such Series A Convertible Preferred Stock, we will need to secure additional financing. If we are unable to obtain such financing or the cost of obtaining such financing is prohibitive, our business would be significantly harmed.

        In connection with our application to list shares of our common stock on the American Stock Exchange (now known as the NYSE Amex), we entered into a consent agreement with the holders of our Series A Convertible Preferred Stock. We did not meet the financial performance targets set forth in the consent agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2008. Our breach purportedly gives the holders of the Series A Convertible Preferred Stock the right to require us to redeem all or a portion of their shares of such stock. We have filed Current Reports on Form 8-K with the SEC on February 17, 2009 and March 4, 2009 regarding the foregoing. On April 14, 2009, we received a notice from the holder of approximately 94% of our Series A Convertible Preferred Stock that it is exercising such redemption right. The Series A Convertible Preferred Stockholder has also demanded that we pay them 12% dividends they assert accrued from January 1, 2009 to April 13, 2009, on its Series A Convertible Preferred Stock, in cash, as well as certain of their legal fees in connection with related matters. We currently do not have sufficient surplus as such term is defined under Delaware law to effect the redemption sought by the stockholder described above, and restrictions under our revolving line of credit with our primary lender would nevertheless prohibit any such redemption. If, however, we are required to redeem such Series A Convertible Preferred Stock, we will need to secure additional financing. If we are unable to obtain such financing or the cost of obtaining such financing were prohibitive, our business would be significantly harmed. See "Item 1. Business Series A Convertible Preferred Financing" and "Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.

We are required to comply with complex procurement laws and regulations, and the cost of compliance with these laws and regulations, and penalties and sanctions for any non-compliance could adversely affect our business.

        We are required to comply with laws and regulations relating to the administration and performance of U.S. government contracts, which affect how we do business with our customers and impose added costs on our business. Among the more significant laws and regulations affecting our business are the following:

  •
  The Federal Acquisition Regulations: Along with agency regulations supplemental to the Federal Acquisition Regulations, comprehensively regulate the formation, administration and performance of federal government contracts;

  •
  The Truth in Negotiations Act: Requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

  •
  The Cost Accounting Standards and Cost Principles: Imposes accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and

  •
  Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data. We engage in international work falling under the jurisdiction of U.S. export control laws. Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

        Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts. We also routinely perform internal reviews. As a result of these reviews, we may learn that we are not in compliance with all of the terms of our contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including

  •
  Termination of contracts;

  •
  Forfeiture of profits;

  •
  Cost associated with triggering of price reduction clauses;

  •
  Suspension of payments;

  •
  Fines; and

  •
  Suspension or debarment from doing business with federal government agencies.

        If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition, or operating results could be materially harmed. In addition, we are subject to industrial security regulations of the U.S. Department of Defense and other federal agencies that are designed to safeguard against unauthorized release or access to classified information by foreign nationals.

Government contracts are usually awarded through a competitive bidding process that entails risks not present in the acquisition of commercial contracts.

        A significant portion of our contracts and task orders with the U.S. government is awarded through a competitive bidding process. We expect that much of the business we seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government customers to increasingly purchase goods and services through indefinite delivery/indefinite quantity, or IDIQ contracts, General Services Administration, or GSA schedule contracts and other government-wide acquisition contracts, or GWACs. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under each such contract. Competitive bidding presents a number of risks, including without limitation:

  •
  the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

  •
  the substantial cost and managerial time and effort that we may spend to prepare bids and proposals for contracts that may not be awarded to us;

  •
  the need to estimate accurately the resources and cost structure that will be required to service any contract we award; and

  •
  the expense and delay that may arise if our or our partners' competitors protest or challenge contract awards made to us or our partners pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

        If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected, and that could cause our actual results to be adversely affected. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts would cause our actual results to be adversely affected.

The U.S. government may reform its procurement or other practices in a manner adverse to us.

        Because we derive a significant portion of our revenues from contracts with the U.S. government or its agencies, we believe that the success and development of our business will depend on our continued successful participation in federal contracting programs. The current administration has signed a Memorandum for the Heads of Executive Departments and Agencies on Government Contracting, which orders significant changes to government contracting, including the review of existing federal contracts to eliminate waste and the issuance of government-wide guidance to implement reforms aimed at cutting wasteful spending and fraud. The federal procurement reform called for in the Memorandum requires the heads of several federal agencies to develop and issue guidance on review of existing government contracts and authorizes that any contracts identified as wasteful or otherwise inefficient be modified or cancelled. If any of our contracts were to be modified or cancelled, our actual results could be adversely affected and we can give no assurance that we would be able to procure new U.S. Government contracts to offset the revenues lost as a result of any modification or cancellation of our contracts. In addition, there may be substantial costs or management time required to respond to government review of any of our current contracts, which could delay or otherwise adversely affect our ability to compete for or perform contracts. Further, if the ordered reform of the U.S. Government's procurement practices involves the adoption of new cost-accounting standards or the requirement that competitors submit bids or perform work through teaming arrangements, that could be costly to satisfy or could impair our ability to obtain new contracts. The reform may also involve the adoption of new contracting methods to GSA or other government-wide contracts, or new standards for contract awards intended to achieve certain socio-economic or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the U.S. government may face restrictions from other new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. government may obtain from private contractors. These changes could impair our ability to obtain new contracts. Any new contracting methods could be costly or administratively difficult for us to implement and, as a result, could harm our operating results.

Our contracts with the U.S. government and its agencies are subject to audits and cost adjustments.

        U.S. government agencies, including the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contracts and government contractors' incurred costs, administrative processes and systems. Certain of these agencies, including the DCAA, review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our internal control systems and policies, including our purchase, property, estimation, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to be adversely affected and differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these events could cause our actual results to be adversely affected.

A portion of our business depends upon obtaining and maintaining required security clearances, and our failure to do so could result in termination of certain of our contracts or cause us to be unable to bid or re-bid on certain contracts.

        Obtaining and maintaining personal security clearances (or PCLs) for employees involves a lengthy process, and it can be difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances, or if such employees who hold security clearances terminate their employment with us, the customer whose work requires cleared employees could terminate the contract or decide not to exercise available options, or to not renew it. To the extent we are not able to engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts, which could adversely affect our business.

        A facility security clearance (or FCL) is an administrative determination by the Defense Security Service (DSS), a U.S. Department of Defense component, that a particular contractor facility has the requisite level of security, procedures, and safeguards to handle classified information requirements for access to classified information. Our ability to obtain and maintain facility security clearances has a direct impact on our ability to compete for and perform U.S. government contracts, the performance of which requires access to classified information. The loss of our facility security clearance, could result in the termination, non-renewal or our inability to obtain certain U.S. government contracts, which would reduce our revenues and harm our business.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

        There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2008, our backlog was approximately $57.0 million, of which $45.0 is estimated to be realized in 2009. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

We have breached certain financial covenants under our revolving line of credit with TD Bank and the partial or complete loss of such revolving line may impact our ability to timely meet our working capital requirements.

        On April 1, 2009, we received a Notice of Default from our primary lender, TD Bank, resulting from the violation of certain financial covenants. The bank has stated that it is not presently taking action to enforce its rights and remedies under our existing revolving line of credit with the bank, however they are not waiving their rights under any exiting or future defaults or events of default. The bank has indicated that it will continue to make advances under the credit line, but it has no obligation to do so and may refuse an advance request in its sole discretion without notice. In the event the bank does refuse to make one or more advances, we may unexpectedly be unable to meet our working capital obligations which could harm our reputation and our business.

U.S. government contracts often contain provisions that are typically not found in commercial contracts and that are unfavorable to us, which could adversely affect our business.

        U.S. government contracts contain provisions and are subject to laws and regulations that give the U.S. government rights and remedies not typically found in commercial contracts, including without limitation, allowing the U.S. government to:

  •
  terminate existing contracts for convenience, as well as for default;

  •
  establish limitations on future services that can be offered to prospective customers based on conflict of interest regulations;

  •
  reduce or modify contracts or subcontracts;

  •
  cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

  •
  decline to exercise an option to renew a multi-year contract;

  •
  claim intellectual property rights in products provided by us; and

  •
  suspend or bar us from doing business with the federal government or with a governmental agency.

The ownership, control or influence of our company by foreigners could result in the termination, non-renewal or our inability to obtain certain U.S. government contracts, which would reduce our revenues and harm our business.

        We are subject to industrial security regulations of the U.S. Department of Defense and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive information. If we were to come under foreign ownership, control or influence, our clearances could be revoked and our U.S. government customers could terminate, or decide not to renew, our contracts, and such a situation could also impair our ability to obtain new contracts and subcontracts. Any such actions would reduce our revenues and harm our business.

We depend on our suppliers and three, in particular, currently provide us with approximately 55% to 65% of our supply needs. If we can not obtain certain components for our products or we lost our key supplier, we might have to develop alternative designs that could increase our costs or delay our operations.

        We depend upon a number of suppliers for components of our products. Of these suppliers, Action Group supplies approximately 35% and Standard Bent Glass and Red Dot each supply between 10% and 15% of our overall supply needs. Moreover, Action Group supplies all of our steel pieces and hardware, Standard Bent Glass supplies all of our glass requirements and Red Dot supplies all of our vehicle air conditioning and heating equipment for our CPKs. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

If we fail to keep pace with the ever-changing market of security-related defense products, our revenues and financial condition will be negatively affected.

        The security-related defense product market is rapidly changing, with evolving industry standards. Our future success will depend in part upon our ability to introduce new products, designs, technologies and features to meet changing customer requirements and emerging industry standards; however, there can be no assurance that we will successfully introduce new products or features to our existing products or develop new products that will achieve market acceptance. Any delay or failure of these products to achieve market acceptance would adversely affect our business. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete. Should we fail to keep pace with the ever-changing nature of the security-related defense product market, our revenues and financial condition will be negatively affected.

        We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new and adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our offerings will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products.

We may be subject to personal liability claims for our products and if our insurance is not sufficient to cover such claims, our expenses may increase substantially.

        Our products are used in applications where the failure to use our products properly or their malfunction could result in bodily injury or death. We may be subject to personal liability claims and our insurance may not be adequate to cover such claims. As a result, a significant lawsuit could adversely affect our business. We may be exposed to liability for personal injury or property damage claims relating to the use of the products. Any future claim against us for personal injury or property damage could materially adversely affect the business, financial condition, and results of operations and result in negative publicity. We currently maintain insurance for this type of liability as well as seek SAFETY Act certification for our products where we deem appropriate. However, even if we do purchase insurance, we may experience legal claims outside of our insurance coverage, or in excess of our insurance coverage, or that insurance will not cover. Even if we are not found liable, the costs of defending a lawsuit can be high.

We are subject to substantial competition and we must continue research and development to remain competitive.

        We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms, including large, multinational, defense and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than we do, which may make it difficult to win new contracts and we may not be able to compete successfully. Certain competitors operate larger facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive.

We must comply with environmental regulations or we may have to pay expensive penalties or clean up costs.

        We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, discharge and disposal of, hazardous or toxic substances or wastes to manufacture our products. We must comply with certain requirements for the use, management, handling, and disposal of these materials. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high. Authorities may also force us to suspend production, alter our manufacturing processes, or stop operations if we do not comply with these laws and regulations.

We may not be able to adequately safeguard our intellectual property rights and trade secrets from unauthorized use, and we may become subject to claims that we infringe on others' intellectual property rights.

        We rely on a combination of patents, trade secrets, trademarks, and other intellectual property laws, nondisclosure agreements and other protective measures to preserve our proprietary rights to our products and production processes. We currently have a number of U.S. pending patent applications.

These measures afford only limited protection and may not preclude competitors from developing products or processes similar or superior to ours. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

        Although we implement protective measures and intend to defend our proprietary rights, these efforts may not be successful. From time to time, we may litigate within the United States or abroad to enforce our licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive, require management's attention and might not bring us timely or effective relief.

        Furthermore, third parties may assert that our products or processes infringe their patent rights. Our patents, if granted, may be challenged, invalidated or circumvented. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Infringement claims could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we may not be able to obtain any such licenses on acceptable terms, if at all.

We depend on management and other key personnel and we may not be able to execute our business plan without their services.

        Our success and our business strategy depend in large part on our ability to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing employment offers. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. We presently maintain "key man" insurance on Anthony Piscitelli, our President and Chief Executive Officer. We believe that, as our activities increase and change in character, additional experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we may not be able to hire them when required, or have the ability to attract and retain them.

We depend on the use of our operating facilities, which currently are nearing capacity. To the extent our growth strategy is successful, our operations could require additional space by the end of 2009 which, if not obtained on a cost-effective basis, could adversely affect our results of operations and financial conditions.

        Our success depends on the use of current operating facilities. However, the use of our facilities is quickly becoming maximized. To the extent our growth strategy is successful, we may require the acquisition or lease of additional property by the end of 2009 in order to effectively increase operating capabilities. Obtaining additional space may result in the investment of substantial time and capital and may not prove cost-effective, which could harm our results of operations and financial condition.

We may partner with foreign entities, and domestic entities with foreign contacts, which may affect our business plans.

        We recognize that there may be opportunities for increased product sales in both the domestic and global defense markets. We have recently initiated plans to strategically team with foreign entities as well as domestic entities with foreign business contacts in order to better compete for both domestic and foreign military contracts. In order to implement these plans, we may incur substantial costs which may include additional research and development, prototyping, hiring personnel with specialized skills, implementing and maintaining technology control plans, technical data export licenses, production, product integration, marketing, warehousing, finance charges, licensing, tariffs, transportation and other costs. In the event that working with foreign entities and/or domestic entities with foreign business contacts proves to be unsuccessful, this may ineffectively use our resources which may affect our profitability and the costs associated with such work may preclude us from pursuing alternative opportunities.

        If international sales grow, we may be exposed to certain unique and potentially greater risks than are presented in our domestic business. International business is sensitive to changes in the in the budgets and priorities of international customers, which may be driven by potentially volatile worldwide economic conditions, regional and local economic and political factors, as well as U.S. foreign policy. International sales will also expose us to local government laws, regulations and procurement regimes which may differ from U.S. Government regulation, including import-export control, exchange control, investment and repatriation of earnings, as well as to varying currency and other economic risks. International contracts may also require the use of foreign representatives and consultants or may require us to commit to financial support obligations, known as offsets, and provide for penalties if we fail to meet such requirements. As a result of these and other factors, we could experience award and funding delays on international projects or could incur losses on such projects, which could negatively impact our results of operations and financial condition.

We are presently classified as a small business and the loss of our small business status may adversely affect our ability to compete for government contracts.

        We are presently classified as a small business as determined by the Small Business Administration based upon the North American Industry Classification Systems (NAICS) industry and product specific codes which are regulated in the United States by the Small Business Administration. While we do not presently derive a substantial portion of our business from contracts which are set-aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts which are open to non-small business entities. It is also possible that we may become more reliant upon small business set-aside contracts. Our continuing growth may cause us to lose our designation as a small business, and additionally, as the NAICS codes are periodically revised, it is possible that we may lose our status as a small business and may sustain an adverse impact on our current competitive advantage. The loss of small business status could adversely impact our ability to compete for government contracts, maintain eligibility for special small business programs and limit our ability to partner with other business entities which are seeking to team with small business entities that may be required under a specific contract.

We intend to pursue international sales opportunities which may require export licenses and controls.

        In order to pursue international sales opportunities, we have initiated a program to obtain product classifications, commodity jurisdictions, licenses, technology control plans, technical data export licenses and export related programs. Due to our diverse products, it is possible that some products may be subject to classification under the United States State Department International Traffic in Arms Regulations (ITAR). In the event that a product is classified as an ITAR-controlled item, we will be required to obtain an ITAR export license. While we believe that we will be able to obtain such licenses, the denial of required licenses and/or the delay in obtaining such licenses may have a significant adverse impact on our ability to sell products internationally. Alternatively, our products may be subject to classification under the United States Commerce Department's Export Administration Regulations (EAR). We also anticipate that we may be required to comply with international regulations, tariffs and controls and we intend to work closely with experienced freight forwarders and advisors. We anticipate that an internal compliance program for international sales will require the commitment of significant resources and capital.

We have made, and expect to continue to make, strategic acquisitions and investments, and these activities involve risks and uncertainties.

        In pursuing our business strategies, we continually review, evaluate and consider potential investments and acquisitions. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions or investments, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and the potential loss of key employees of the acquired businesses.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position or results of operations.

        We are defendants in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations and liquidity.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in the United States. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could also impact our tax liabilities and affect our income tax expense and profitability.

Risks Relating to Our Common Stock

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to report accurately our financial results. This could have a material adverse effect on our share price.

        Effective internal controls are necessary for us to provide accurate financial reports. We are beginning to evaluate how to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment. During the course of this documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the deadline for those reports.

        There can be no assurance that we will maintain adequate controls over our financial processes and reporting in the future or that those controls will be adequate in all cases to uncover inaccurate or misleading financial information that could be reported by members of management. If our controls failed to identify any misreporting of financial information or our management or independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the trading price of our shares could drop significantly. In addition, we could be subject to sanctions or investigations by the stock exchange upon which our common stock may be listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Volatility of our stock price could adversely affect stockholders.

        The market price of our common stock could fluctuate significantly as a result of:

  •
  quarterly variations in our operating results;

  •
  cyclical nature of defense spending;

  •
  interest rate changes;

  •
  changes in the market's expectations about our operating results;

  •
  our operating results failing to meet the expectation of securities analysts or investors in a particular period;

  •
  changes in financial estimates and recommendations by securities analysts concerning our company or the defense industry in general;

  •
  operating and stock price performance of other companies that investors deem comparable to us;

  •
  news reports relating to trends in our markets;

  •
  changes in laws and regulations affecting our business;

  •
  material announcements by us or our competitors;

  •
  sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

  •
  general economic and political conditions such as recessions and acts of war or terrorism.

        Fluctuations in the price of our common stock could contribute to the loss of all or part of an investor's investment in the company.

We currently do not intend to pay dividends on our common stock and consequently your only opportunity to achieve a return on your investment is if the price of common stock appreciates.

        We currently do not plan to declare dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Further, our credit facility restricts our ability to pay cash dividends. Agreements governing future indebtedness will likely contain similar restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your common stock at a profit.

Provisions in our certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our stock.

        Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

  •
  establish a classified board of directors so that not all members of our board of directors are elected at one time;

  •
  provide that directors may only be removed "for cause" and only with the approval of 66 2/3 percent of our stockholders;

  •
  provide that only our board of directors can fill vacancies on the board of directors;

  •
  require super-majority voting to amend our bylaws or specified provisions in our certificate of incorporation;

  •
  authorize the issuance of "blank check" preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

  •
  limit the ability of our stockholders to call special meetings of stockholders;

  •
  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

  •
  provide that the board of directors is expressly authorized to adopt, amend, or repeal our bylaws, subject to the rights of our stockholders to do the same by super-majority vote of stockholders; and

  •
  establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

        In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

        These and other provisions contained in our amended and restated certificate of incorporation and bylaws could delay or discourage transactions involving an actual or potential change in control of us or our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of stockholders to remove our current management or approve transactions that our stockholders may deem to be in their best interests and, therefore, could adversely affect the price of our common stock.

Item 2.    Properties

        Our headquarters are located at 230 Duffy Avenue, Hicksville, NY 11801, where our executive, administrative and engineering offices are located and which encompass our engineering and fabrication facilities. We also lease properties in Virginia, North Carolina and Michigan. We do not own any real property.

        We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. We believe that our facilities are adequately covered by insurance.

Item 3.    Legal Proceedings

        On July 10, 2007, we filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor's President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court's order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney's fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. We filed opposition to the motion. The defendants motion and a subsequent application for an immediate interlocutory appeal were denied. A mediation settlement conference was held on October 31, 2008, which was unsuccessful. The discovery process is continuing and trial is currently set for August 25, 2009.

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

        On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, we filed a response to the charges. We believe the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against us for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims and claims seeking the lifting of the transfer restrictions on his stock. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud. The parties are to commence documentary discovery, which will be followed by depositions. Meritorious defenses to the claims exist and we intend to vigorously defend this action.

Item 4.    Submission of Matters to a Vote of Security Holders

        A special meeting of our stockholders was held on December 12, 2008. The sole proposal set forth in our Definitive Proxy Statement, filed with the SEC on November 14, 2008, proposed the approval of the potential issuance of an aggregate of more than 7,858,358 shares of our common stock upon conversion of, and as stock dividends on, our then outstanding Series A Convertible Preferred Stock and upon the exercise of the investor warrants issued in connection with the issuance of such Preferred

Stock. The proposal was approved by the holders of a majority of our common stock and Series A Convertible Preferred Stock. Results of the voting were as follows:

	For	Against	Abstain
Common Stock	16,820,526	2,135,814	15,160
Series A Convertible Preferred Stock (on an as converted to common stock basis, subject to the voting limitations set forth in the Certificate of Designation relating to such preferred stock)	4,869,646	—	—
Totals:	21,690,172	2,135,814	15,160

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Our Class common stock has been traded on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol "EAG" since May 30, 2008. The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our common stock, as reported on the NYSE Amex.

	High	Low
Fiscal Year Ended December 31, 2008
Second quarter	$1.80	$1.01
Third quarter	$1.22	$0.83
Fourth quarter	$1.02	$0.43

        As of March 31, 2009, there were approximately 292 record holders of our common stock and three record holders of our Series A Convertible Preferred Stock. These figures do not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

Dividends

        We have not paid any dividends on our common stock to date and do not anticipate paying any dividends in the foreseeable future. We intend to retain future earnings, if any, in the operation and expansion of our business. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deemed relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Equity Compensation Plan Information

        As of December 31, 2008, the following equity securities of our company are authorized for issuance, aggregated as follows, pursuant to our compensation plans (including individual compensation arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
Equity compensation plans approved by security holders	1,995,000	$1.67/share	2,880,000
Equity compensation plans not approved by security holders	—	—	—

Unregistered Sales of Equity Securities and Use of Proceeds

        On December 1, 2008, we completed a private placement of a maximum of 200,000 shares of our common stock at $2.00 per share. We issued to investors an aggregate of 102,750 shares of our common stock and received gross proceeds of $205,500. We did not use a private placement agent in connection with this offering.

        With respect to the sales of our common stock described above, we relied on the exemption provided by Section 4(6) of the Securities Act and Regulation D promulgated thereunder ("Regulation D"). The purchasers of securities acquired securities for their own account for investment purposes only and not for resale unless registered under the Securities Act or pursuant to an exemption from such registration. As required by Rule 506 of Regulation D, the purchasers who are not accredited investors have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of their investment and have been provided the information specified in Rule 502 of Regulation D.

Item 6.    Selected Financial Data

        We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 6.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this annual report In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report, particularly in "Risk Factors" in Item 1A.

Overview

        We are a provider of customized transparent and opaque armor solutions for tactical and non-tactical transport vehicles and construction equipment used by the military.

        We also provide physical security products for architectural hardening and perimeter defense, such as bullet and blast resistant transparent armor, walls and doors, as well as vehicle anti-ram barriers such as bollards, steel gates and steel wedges that deploy out of the ground.

        In 2008, we launched our new live-fire interactive T2 Tactical Training System and have begun active marketing of the system. T2 provides law enforcement officers, SWAT team members, tactical specialists and military operators with the opportunity to hone their firearms and combat skills, with their own weapons and ammunition, in conjunction with realistic video scenarios broadcast on a large screen, incorporating environmental factors such as heat, cold, sound and light effects. In addition to installation fees for T2 systems, we anticipate additional revenue opportunities for service and support of T2 facilities once installed, and expect to offer training in the T2 as part of our American Institute for Defense and Tactical Studies.

        Also in 2008, in conjunction with the T2, we began offering courses and seminars through our tactical training institute, the American Institute for Defense and Tactical Studies. Course offerings include training in the fields of Counterterrorism, Fundamentalist Islam and Middle Eastern Mindset, Dignitary Protection, IED Terrorist Tradecraft, Emergency Tactical Medicine, Post Suicide-Bombing Command and Incident Response, Forensics and Hand-to-Hand Combat.

        We focus primarily on research and development, design and engineering, fabrication and providing component integration. Our armor solutions are used in retrofit applications for equipment already in service, and we work with original equipment manufacturers to provide armor solutions for new equipment purchased by the military. Similarly, our architectural hardening and other physical security products are incorporated in new construction, but are more often deployed in existing structures and facilities ranging from secure commercial buildings to military bases and other facilities.

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

        Our recent historical revenues have been generated primarily from two large contracts and a series of purchase orders from a single customer. To continue expanding our business, we are seeking to broaden our customer base and to diversify our product and service offerings. Our strategy to increase our revenue, grow our company and increase stockholder value involves the following key elements:

  •
  increase exposure to military platforms in the U.S. and internationally;

  •
  form strategic partnerships with original equipment manufacturers (OEMs);

  •
  develop strategic alliances;

  •
  capitalize on increased homeland security requirements and non-military platforms;

  •
  increase marketing efforts relating to our new tactical training products and services; and

  •
  focus on an advanced research and development program to capitalize on increased demand for new armor materials.

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

        As noted in the section entitled "Business—Backlog," of our $57.0 million of contract backlog as of December 31, 2008, we estimate that $45.0 million will be filled in 2009. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM's and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

        We continue to aggressively bid on projects and are in preliminary talks with a number of international firms to pursue long-term government and commercial contracts, including with respect to Homeland Security. While no assurances can be given that we will obtain a sufficient number of contracts or that any contracts we do obtain will be of significant value or duration, we are confident that we will continue to have the opportunity to bid and win contracts as we have in 2007 and 2008.

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

        As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2009, sales and marketing expenses will increase in absolute dollars but will decrease as a percentage of revenues.

        Research and Development.    Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include compensation and employee benefits of engineering and testing personnel, materials, travel and costs associated with design and required testing procedures associated with our product line. We expect that in 2009, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new protections products, but will remain relatively consistent or decrease slightly as a percentage of revenues. Research and development costs are charged to expense as incurred.

        General and Administrative.    General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead. We expect that in 2009, general and administrative expenses will increase in absolute dollars but decrease as a percentage of revenues.

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

        Revenue and Cost Recognition.    We recognize revenue in accordance with the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Board (SAB) No. 104, "Revenue Recognition", which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller's price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Under this provision, revenue is recognized upon delivery and acceptance of the order.

        We recognize revenue and report profits from purchases orders filled under master contracts under the completed contract method. Purchase orders received under master contracts may extend for periods in excess of one year. Contract costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of December 31, 2008, there were no such provisions made.

        All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called "Costs in Excess of Billings on Uncompleted Contracts." Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

        All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred liability called "Billings in Excess of Costs on Uncompleted Contracts". Upon completion of a purchase order, all such associated billings would be reclassified from the balance sheet to the statement of operations as revenues. Due to the structure of our contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of December 31, 2008.

        Stock-Based Compensation.    Stock based compensation consists of stock or options issued to employees, directors and contractors for services rendered. We accounted for the stock issued using the estimated current market price per share at the date of issuance. Such cost was recorded as compensation in our statement of operations at the date of issuance.

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

        Because we have only recently become a public entity, we will have a limited trading history. The expected term of an award is based on the "simplified" method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate will be based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend on our common stock in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

        Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

        We recognized $84,247 and $ 6,800 in stock compensation expense as of December 31, 2008 and December 31, 2007, respectively.

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

        Series A Preferred Stock.    We accounted for our Series A Convertible Preferred Stock (or Series A Preferred) in accordance with SFAS 150 "Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity". SFAS 150 provides guidance on how financial instruments should be classified and measured when characteristics of both liabilities and equity exist and requires that an entity classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. The mandatory redemption provision incorporated into the Series A Preferred causes the stock to fall within the scope of SFAS 150 since we must redeem the stock by December 31, 2010 by transferring cash to the holders of the Series A Preferred.

        The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance. In addition, under SFAS 150, paragraph 20, "mandatorily redeemable instruments must be measured initially at fair value". Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2007, the date of initial issuance, we recorded a derivative liability of $9,832,497. On April 4, the date of the second issuance, we recorded a derivative liability of $3,626,977. These liabilities were subsequently adjusted to fair value as of December 31, 2008, which resulted in a net gain of $ 2,900,799. As of December 31, 2008, the Series A Preferred liability was $10,981,577.

        Investor Warrants.    The warrants issued with the Series A Preferred (or Investor Warrants) meet the criteria under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. On March 7, 2007, the date of initial issuance, we recorded a derivative liability of $1,142,503. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $398,023. These liabilities were subsequently adjusted to fair value as of December 31, 2008, which resulted in a net gain of $1,450,117. As of December 31, 2008, the Investor Warrant liability was $90,409.

        The Investor Warrants meet the criteria under EITF 01-6 "The Meaning of Indexed to a Company's Own Stock", which provides guidance as to whether a contract is indexed to a company's own stock. However, since the warrants do not meet the criteria for reporting as an equity instruments under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the Investor Warrants is included as a noncurrent liability.

        Placement Agent Warrants.    The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants are recorded at fair value at the date of issuance. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we satisfy the criteria for classification of the Placement Agent Warrants as equity. We have recorded the corresponding amount recorded as a Deferred Financing Cost. Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, we recorded $1,033,433 and $418,559 in deferred financing costs and amortized $429,267 as interest expense as of December 31, 2008.

        Please see "Item 1. Business—Series A Convertible Preferred Financing" for additional information.

Comparison of Years Ended December 31, 2008 and 2007

        Revenues.    Revenues for 2008 from continuing operations were approximately $35.6 million, a decrease of $700,000 or 2%, from revenues of approximately $36.3 million for 2007. The decrease in revenues from 2007 to 2008 was due primarily to changing economic conditions that were experienced by the Company during its fourth quarter. As a result, fewer orders were placed and orders that were in process experienced delays, which resulted in their ultimate completion in 2009. In particular, approximately $10 million of revenue expected in the fourth quarter of 2008 was pushed into the first half of 2009 because of fund allocation by two of our largest customers with respect to purchases of our products. Revenues from discontinued operations increased from $154,000 in 2007 to approximately $1.3 million for an increase of approximately $1.1 million. The increase in revenue is due to twelve months of revenue included in 2008, versus two months in 2007.

        Cost of Revenues.    Cost of revenues from continuing operations for 2008 was approximately $24.7 million, an increase of $2.4 million, or 11%, over cost of revenues of $22.3 million for 2007. The cost of revenues increase from 2007 to 2008 was primarily attributed to higher costs incurred in 2008 relating to the physical security product business, which was not in existence in 2007. In addition, the increase was related to our increased production costs under the Marine Corps sales contract in 2008.

The Company also experienced increases in costs of revenues from discontinued operations of approximately $600,000 in 2008 from $84,000 in 2007. This increase of $516,000 or 614% was due to the twelve months of activity during 2008 versus only two months in 2007.

        Gross Profit Margin.    The gross profit margin from continuing operations for the years ended December 31, 2008 was approximately $11 million, or 30.9% of revenue, as compared to $14 million, or 38.6% of revenue, for the year ended December 31, 2007. The decrease in gross profit of approximately $3.1 million, which resulted from our operations, was due primarily to the following:

  •
  Significantly higher sales under our U.S. Marine Corps contract in 2008 of product with lower gross profit margins;

  •
  Lower gross profit margins associated with the physical security product business in 2008, which was not in existence during 2007; and

  •
  Decreased sales of spare parts by approximately $500,000 from 2007 to 2008. The cost of revenue associated with these parts is significantly less than other products.

        Sales and Marketing Expenses.    Sales and marketing expenses from continuing operations for 2008 were approximately $2.72 million, an increase of $.74 million or 37%, over sales and marketing expenses of approximately $1.98 million for 2007. The increase was due to an increase of $500,000 in employee related costs from the hiring of sales and marketing and executive personnel to focus on developing existing and new customer relationships, trade shows and related travel. There were no sales and marketing expenses for discontinued operations.

        Research and Development Expenses.    Research and development expenses from continuing operations for 2008 were approximately $788,000, an increase of approximately $176,000, or 28.8%, over research and development expenses of $612,000 for 2007. During 2008, we incurred higher research and development costs associated with the testing and improvement of existing products, and continued work on our products in development. There were no research and development expenses for discontinued operations.

        General and Administrative Expenses.    General and administrative expenses from continuing operations for 2008 were $5.79 million, an increase of $1.92 million, or 49.6%, over general and administrative expenses of $3.87 million for 2007. This increase was primarily due to expansion expenses incurred, primarily during the first three months of 2008. During this period, we expanded the facilities at our Hicksville, New York headquarters to include the entire building, adding additional fabrication and administrative space. We previously occupied approximately 70% of the building in which our headquarters is located and now occupy the entire building. Due to our expansion, we also incurred increases in general and liability insurance, rent and general supplies, of approximately $800,000. We also incurred additional general and administrative expenses associated with the facilities for our physical security product business of approximately $175,000. We also incurred significant legal, merger and acquisition, and accounting costs associated with the registration of our common stock with the SEC under the Securities Exchange Act of 1934, the NYSE Amex and our asset acquisition during the first quarter of 2008, which were approximately $950,000. General and administrative expenses for discontinued operations were approximately $262,000 for 2008, an increase of approximately $169,000 or 180% over general and administrative expenses for 2007 of $93,000. This increase was due to the twelve months of operations being included in 2008 but only two months included in 2007.

        General and Administrative Salaries Expense—General and administrative salaries expense from continuing operations for 2008 and 2007 was $4.75 million and $3.17 million, respectively. The increase of $1.58 million or 40% was the result of increases in personnel associated with the expansion of our facility and acquisition of our physical security product business. As of December 31, 2008, there were 41 employees classified as general and administrative personnel, versus 29 employees as of

December 31, 2007. The general and administrative salaries expense from discontinued operations was approximately $350,000 in 2008 versus $15,000 in 2007, for a decrease of $335,000 or 223%. The increase was due to twelve months of operations included in 2008 versus only two months in 2007.

        Depreciation expense—Depreciation expense from continuing operations was approximately $842,000 for 2008 compared to $392,000 for 2007, or an increase of approximately $450,000 or 110%. The increase was the result of the expansion of the Hicksville, New York building during 2008, which resulted in higher depreciation expense of approximately $400,000. We also acquired additional property and equipment associated with our physical security product business, which resulted in additional depreciation expense of approximately $50,000. Depreciation expense for discontinued operations was not material as of December 31, 2008 or 2007.

Comparison of Years Ended December 31, 2007 and 2006

        Revenues.    Revenues for 2007 from continuing operations were approximately $36.3 million, an increase of $11.3 million or 40%, over revenues of approximately $25 million for 2006. The increase in revenues from 2006 to 2007 was due primarily to our fulfilling and shipping more orders under our existing 5 Year TACOM IDIQ contract and other existing contracts. In addition to new contracts awarded in 2007, we also increased our product offerings and orders for spare parts for existing contracts. Revenues from discontinued operations were not material for 2007 and no such revenue was generated in 2006.

        Cost of Revenues.    Cost of revenues for 2007 from continuing operations was approximately $22.4 million, an increase of $4.9 million, or 28%, over cost of revenues of $17.5 million for 2006. The cost of revenues increase from 2006 to 2007 was primarily attributed to higher costs incurred in 2007 relating to our fulfilling and shipping more orders under existing and new contracts. In addition, we increased our costs of revenues in 2007 due to increased product offerings and orders for spare parts. Cost of Revenues from discontinued operations were not material for 2007 and no such costs of revenues were generated in 2006.

        Gross Profit Margin.    The gross profit margin from continuing operations for the years ended December 31, 2007 was approximately $14 million, or 38.5% of revenue, as compared to $7.7 million, or 30.6% of revenue, for the year ended December 31, 2006. The increase in gross profit of approximately $6.3 million, which resulted from our operations, was due primarily to the following:

  •
  Direct costs of approximately $500,000 were incurred from the South Carolina facility that was opened and closed during 2006. This location was closed as of January 1, 2007 and, therefore, no direct costs were incurred as a result;

  •
  During 2007, we increased sales of spare parts by approximately $2.6 million. The cost of revenue associated with these parts is significantly less than other products; and

  •
  We completed more orders for products with a higher gross profit margin in 2007 versus 2006.

Gross profit margins from discontinued operations were not material for 2007. There was no impact on gross profit margins from discontinued operations for 2006.

        Sales and Marketing Expenses.    Sales and marketing expenses for 2007 from continuing operations were approximately $1.98 million, an increase of $1.41 million or 247%, over sales and marketing expenses of approximately $570,000 for 2006. The increase was due to an increase of $1.2 million in employee related costs from the hiring of sales and marketing and executive personnel to focus on developing existing and new customer relationships, trade shows and related travel. There were no sales and marketing expenses from discontinued operations in 2007 or 2006.

        Research and Development Expenses.    Research and development expenses for 2007 from continuing operations were approximately $612,000, an increase of approximately $491,000, or 406%, over research and development expenses of $121,000 for 2006. During 2007, we incurred higher research and development costs associated with the testing and improvement of existing products, along with development of new products. There were no research and development expenses for discontinued operations 2007 or 2006.

        General and Administrative Expenses.    General and administrative expenses for 2007 from continuing operations were $3.87 million, an increase of $3 million, or 73%, over general and administrative expenses of $2.4 million for 2006. This increase was primarily due to the increase in employee related costs associated with our expansion and increase in personnel. We significantly expanded our office and warehouse facilities, incurring additional facility and lease expense from 2006 to 2007. We also had increases during 2007 due to changes in classifications of expenses that were considered to be general and administrative as opposed to costs of revenues, as recorded in 2006. General and administrative expenses from discontinued operations were not material for 2007 and no such expenses were generated in 2006.

        General and Administrative Salaries Expense—General and administrative salaries expense for 2007 and 2006 from continuing operations was $3.17 million and $1.7 million, respectively. This increase of $1.47 million or 80% was primarily due to the increase in employee related costs associated with our expansion and increase in personnel expenses for 2007. The general and administrative salaries expense from discontinued operations was not material for 2007 and no such expenses were generated in 2006.

        Depreciation expense—Depreciation expense for 2007 from continuing operations was approximately $392,000 for 2007 compared to $230,000 for 2006, or an increase of approximately $162,000 or 70%. During 2007, we had expended approximately $650,000 for equipment, vehicles and leasehold improvements, which resulted in an increased depreciation expense for the year. The depreciation expense for 2007 was not material and no such expenses were generated in 2006.

Liquidity and Capital Resources

        As December 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $375,000, net accounts receivable of approximately $4.98 million and costs in excess of billings of approximately $7.14 million. The primary sources of our liquidity during 2008 have come from operations and proceeds received from the sale of our shares of Series A Convertible Preferred Stock to purchase our common stock.

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

        In May 2007, we entered into a loan agreement with Commerce Bank, N.A. (now known as TD Bank) pursuant to which we have access to a $12.0 million revolving credit facility, and had access to a term loan of up to $3.0 million through October 2007. As of the end of December 31, 2008, approximately $70,000 was outstanding under the term loan. There were no other draws upon the term loan. The credit facility is secured by all of our assets, and bears interest at a variable rate equal to LIBOR plus a margin of between 1.75% and 2.45%. We have not yet drawn on any funds available under the revolving credit facility.

        As of December 31, 2007, our principal sources of liquidity were cash and cash equivalents totaling approximately $1.43 million, net accounts receivable of approximately $6.71 million and costs in excess of billings of approximately $5.0 million. The primary source of our liquidity and capital resources has come from operations.

        We believe that our current cash, cash equivalents and short-term investments together with our expected cash flows from operations and available credit line will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months, subject to the matters concerning TD Bank and the Series A redemptions, discussed below.

        On April 1, 2009, we received a Notice of Default from our primary lender, TD Bank, resulting from the violation of certain financial covenants. The bank has stated that it is not presently taking action to enforce its rights and remedies under our existing revolving line of credit with the bank, however they are not waiving their rights under any exiting or future defaults or events of default. The bank has indicated that it will continue to make advances under the credit line, but it has no obligation to do so and may refuse an advance request in its sole discretion without notice. In the event the bank does refuse to make one or more advances, we may unexpectedly be unable to meet our working capital obligations which could harm our reputation and our business. The bank has demanded that we provide unaudited consolidated financial statements and a cash flow forecast within 20 days after each month end. We currently are evaluating alternative financing sources.

        On April 14, 2009, we received a Notice of Triggering Event Redemption purportedly pursuant to a redemption option provided under the Series A Convertible Preferred Stock Certificate of Designations from the holder of approximately 94% of our Series A Convertible Preferred Stock, resulting from the breach of certain financial covenants and the purported occurrence of a Triggering Event (as defined under the Series A Convertible Preferred Stock Certification of Designations) resulting from such breach. The Series A Preferred Stockholder has demanded that we immediately redeem 14,025 shares of our Series A Convertible Preferred Stock, which constitutes all of the shares of such preferred stock held by the stockholder, at an aggregate price of $15,427,500.00. The Series A Preferred Stockholder has also demanded that we pay $470,317.81 as dividends it asserts have accrued from January 1, 2009 through April 13, 2009, on its preferred stock at the cash dividend rate of 12%, as well as $70,000.00 in legal fees and expenses the stockholder states that it has incurred in connection with the negotiations relating to the breach of the financial covenants pursuant to the forbearance letter dated February 13, 2009. Due to restrictions on the payment of dividends under our revolving line of credit with TD Bank, we have not paid dividends on the Series A Preferred for 2009.

        We currently do not have sufficient surplus as such term is defined under Delaware law to effect the redemption sought by the stockholder described above, and restrictions under our revolving line of credit would nevertheless prohibit any such redemption. If we are required to redeem such Series A Convertible Preferred Stock, we will need to secure additional financing. If, however, we are unable to obtain such financing or the cost of obtaining such financing is prohibitive, our business would be significantly harmed. See "Item 1. Business—Series A Convertible Preferred Financing" and "Item 1A Risk Factors—We are currently in breach of certain financial covenants relating to our Series A Convertible Preferred Stock, and the holder of approximately 94% of our Series A Convertible Preferred Stock has exercised its right to cause us to redeem such shares of stock, which right purportedly has been triggered because of such breach. If we are required to redeem such Series A Convertible Preferred Stock, we will need to secure additional financing. If we are unable to obtain such financing or the cost of obtaining such financing is prohibitive, our business would be significantly harmed" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.

        We currently are seeking larger facilities in North Carolina suitable for the expected increase in activity of our physical security products business. We believe such facilities are readily available but expect that larger facilities will increase our expenses.

        Cash Flows from Operating Activities.    Net cash used in operating activities was approximately $(8.7) million for the fiscal year ended December 31, 2008 compared to net cash used in operating activities of approximately $(1.8) million as of December 31, 2007. Net cash used in operating activities in 2008 consisted primarily of changes in our operating assets and liabilities of approximately $(7.14) million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities. The changes in accounts receivable and costs in excess of billing of $1.73 million and $(2.13) million, respectively, reflects the increased payments received from our customers and increases in projects in process as of December 31, 2008. Our prepaid expenses increased approximately $(1.29) million due to amounts paid in advance in connection with the Company entering the public market and obtain outside financing. In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out. Net cash used in operating activities for the fiscal year ended December 31, 2007 consisted primarily of changes in operating assets and liabilities of approximately $(5.99) million, including changes in accounts receivable, cost in excess of billing, accounts payable and accrued liabilities. These changes in accounts receivable and cost in excess of billing resulted from the increase in projects completed and invoices issued to customers.

        As of December 31, 2008, we have net operating loss carryforwards of approximately $4.6 million available to reduce future taxable income. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

        Net Cash Used In Investing Activities.    Net cash used in investing activities for the fiscal year ended December 31, 2008 and 2007 was approximately $(3.7) and $(1.37), respectively. Net cash used in investing activities during these periods consisted primarily of cash paid for the acquisition of equipment, leasehold improvements related to the expansion of the office and cash paid out for the acquisition of assets in excess of cash received.

        Net Cash Provided by Financing Activities.    Net cash provided by financing for fiscal year ended December 31, 2008 and 2007 was approximately $13.0 million and $50,000, respectively. Net cash provided by financing activities during 2008 consisted primarily of proceeds of $13.9 million received from the sale of Series A Preferred Stock, net proceeds of $99,000 received from the sale of the Company's common stock and proceeds received from the exercise of warrants for common stock and approximately $190,000 received from the term loan and line of credit, offset by repayments of short term financing of approximately $170,000. Net cash used in financing activities during 2007 consisted proceeds from short term financing of $140,000, which were offset by repayments of short term financing of approximately $90,000.

Contractual Obligations

        We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide tabular disclosure of contractual obligations under this Item 7.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 7A.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements and related notes required by this item are set forth as a separate section of this report. See Part IV, Item 15 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act ("Disclosure Controls"). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of December 31, 2008, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm with respect to our internal controls due to a transition period established by rules of the SEC for newly public companies.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The directors, executive officers and certain significant employees of ADSI are set forth below. None of such persons has been involved in any legal proceeding enumerated in Securities and Exchange Commission Regulation S-K, Item 401, within the time periods described in that regulation.

        The following table contains information with respect to our directors and executive officers:

Name	Age	Position
Anthony J. Piscitelli	61	Chairman of the Board, President and Chief Executive Officer
Gary Sidorsky	50	Chief Financial Officer and Director
Fergal Foley	51	Chief Operating Officer and Director
Curtis M. Taufman	42	Senior Vice President, Engineering and Architecture
Charles R. Pegg	53	Vice President, Operations
Victor La Sala	62	Senior Vice President, Research & Development
Russell Scales	59	Senior Vice President, Business Development
Roger Ward	43	Vice President, Investor Relations
Robert C. Aldrich	62	Chief Security Officer
Richard P. Torykian, Sr.	69	Director
Alfred M. Gray	80	Director
Christopher D. Brady	54	Director
Stephen R. Seiter	64	Director
Victor Trizzino	67	Director
Pasquale J. D'Amuro	52	Director

        Anthony J. Piscitelli has served as our Chairman of the Board and Chief Executive Officer since our founding in 2002, and as our President since our founding through June 2004 and again from August 2005 to the present. Mr. Piscitelli was the Chairman of the Board and Chief Executive Officer of A. J. Piscitelli & Associates, Inc., our predecessor and wholly owned subsidiary, since its formation in 1994. Mr. Piscitelli has over 26 years of industry experience and has been active in all phases of the security business. Mr. Piscitelli received his Bachelor of Arts degree in Political Science from St. Johns University and a Master's Degree in Political Science from the City University of New York at Queens College. Mr. Piscitelli received the FBI's Commendation for Meritorious Citizenship in 1986 and is a member of various professional organizations including the American Correctional Association, the American Jail Association, the American Society for Industrial Security, the International Society of Security Professionals, and the Protective Glazing Council of America. Mr. Piscitelli was recently made a member of the American College of Forensic Examiners for Homeland Security Level V.

        Gary Sidorsky has served as Director and our Chief Financial Officer since December 2007 and December 2006, respectively, and from January to December 2006 served as our Controller. Mr. Sidorsky has 26 years of accounting experience with both accounting firms and manufacturing companies. He served as Accounting Manager for Diam International, a leading global manufacturer of merchandising displays, from September 2003 to January 2006. Mr. Sidorsky received his Bachelor of Art degree from Quinnipiac University and MBA from Dowling College. He has also earned course certificates in Finance for Executives from the University of Chicago School of Business and Logistics from the Defense Systems Acquisition Management (DSAM).

        Fergal Foley has served as a Director and our Chief Operating Officer since December 2007 and June 2007, respectively. Mr. Foley retired from the New York Amy National Guard in October 2006 and promoted to Brigadier General on the State Retired List. His key military assignments included serving as Executive Officer of the National Guard Regional Training Institute from 1996 to 1999. He was later assigned as Deputy Brigade Commander from 1999 to 2003. On September 11, 2001 through September 29, 2001, Mr. Foley served as the Chief of Staff and Acting Commander for the Joint Task Force "Operation World Trade Center." In 2003, he was selected for Brigade Command in New York City and remained there until 2005. In October 2008, Mr. Foley was appointed by the Governor of New York as Commander of the New York State Defense Force. He remained as Facility Manager as a federal employee until June 2007. From May 1986 to Febrary 1990, Mr. Foley worked in the private sector as the President of Dutchess Conty Transportation Services, and from April 1982 to May 1986 as a sales manager for an electronic component distribution company. He currently serves on the National Guard Association Homeland Security Task Force. Mr. Foley earned an Associates Degree in Business Management from Canton College (SUNY), a Bachelor of Science degree and Master of Public Administration degree from Marist College, and a Master of Science degree from the U.S. Army War College.

        Curtis M. Taufman has served as our Senior Vice President of Engineering and Architecture and our Vice President of Engineering since March 18, 2008 and July 2005, respectively. From April 2004 to July 2005, Mr. Taufman served as our Chief Operating Officer. From 1996 to 2004, Mr. Taufman was an associate at James La Salsa & Associates, an architectural engineering firm. Mr. Taufman received his Bachelors of Architecture degree from the New York Institute of Technology. Mr. Taufman is a registered architect in New York, New Jersey and Vermont and maintains NCARB certification.

        Charles Pegg has served as our Vice President of Program Management since October 2005. From May 2005 to October 2005, Mr. Pegg served as Program Coordinator for Davis Defense Group, a defense contractor. Prior to that, from February 2003 to May 2005, he served as Program Coordinator for KC Trading, a defense contractor company. Mr. Pegg served twenty years in the United States Marine Corps, and retired in 1994 at the rank of Gunnery Sergeant. Mr. Pegg has attended various collegiate courses offered at Northern Virginia Community College and Pepperdine University.

        Victor La Sala has served as our Senior Vice President and our Vice President of Research and Development since March 18, 2008 and June 2005, respectively. Mr. La Sala also served as our Director of Engineering from March 2004 to June 2005. Prior to that, from January 1990 to March 2004, Mr. La Sala served as Managing Partner for James, La Sala & Associates, LLP, an architectural engineering firm, and as Partner for EnerTec Consulting Engineers from February 1984 to December 1989. From May 1974 to February 1984, Mr. La Sala served as Fire Protection Engineer and Safety Specialist at the U.S. General Services Administration, Public Buildings Service. Mr. La Sala also worked at Grumman Aerospace from June 1968 to October 1970 as a Spacecraft Design Engineer for the design of the Lunar Module Spacecraft. Mr. La Sala received his Bachelors of Science degree in Aerospace Engineering from Polytechnic Institute of Brooklyn and a Master of Arts degree in Occ. Safety and Health from New York University.

        Russell Scales has served as our Senior Vice President and our Vice President of Business Development since March 18, 2008 and June 2007, respectively. He served as our Chief Operating Officer from September 2006 to June 2007. Mr. Scales has over 25 years of experience in senior-level management encompassing business development, distribution systems and administration. From September 2001 to August 2006, Mr. Scales served as Director of Sales/Marketing Business Development for Tomsed Corporation, an international manufacturer/provider of physical security systems. Prior to working at Tomsed, Mr. Scales served for two years, as President of Schaefer Interstate Inc., eight years as President of Enviro-Guard Ltd. and five years as VP of Sales and marketing of the Campbell Soup Company's Triangle Health and Fitness Systems Division. Mr. Scales received his Bachelor of Science degree from East Carolina University.

        Roger Ward has served as our Vice President of Investor Relations since November 2007. From January 2007 to November 2007, Mr. Ward also served as our Director of Marketing. From August

1999 to December 2006, Mr. Ward served as Product Communications Coordinator for Mellon Investor Services LLC, a leading stock transfer agent. Mr. Ward has spent the majority of the last 21 years in the financial industry. Mr. Ward has extensive experience in the fields of marketing, customer service, project and product management, corporate training, demutualization, trade show coordination, and collateral design and production. Mr. Ward received his Bachelor of Arts degree in English from Rider University. Mr. Ward is a son-in-law of Mr. Piscitelli, our Chairman of the Board and Chief Executive Officer.

        Robert C. Aldrich has served as our Chief Security Officer since October 1, 2007. From June 1971 to June 2001, Mr. Aldrich was an agent and retired as a Supervisory Special Agent of the Federal Bureau of Investigation (FBI). During the administration of five Commandants of the Marine Corps (CMC), Mr. Aldrich served as Special Consultant to the CMC as Program Manager in special missions training and law enforcement liaison. During the September 11, 2001 terrorist attack on the Pentagon, Mr. Aldrich was the USMC National Coordinator for Law Enforcement, Public Safety and Civil Support, which established a key nexus with local, state, and federal law enforcement and public safety authorities for shaping and implementing Marine Corps policies for combating terrorism, continuity of operations, critical infrastructure protection and support to civil authorities. Mr. Aldrich received his Bachelor of Science degree from the University of South Carolina and is a fellow at the Potomac Institute for Policy Studies. Mr. Aldrich served as Senior Advisor for the Civitas Group, Washington, D.C. and has advisory roles with Archaio, L.L.C. and Cavalry Security Group. From November 1966 to September 1969, Mr. Aldrich was in active duty military service and served in the U.S. Army Special Forces with service in Vietnam (from 1968 to 1969). In 2005, the Secretary of the Navy awarded Mr. Aldrich the Distinguished Public Service Award, the Navy's highest civilian recognition for public service.

        Richard P. Torykian, Sr. has been a member of our Board of Directors since December 2007. Mr. Torykian currently serves as a Director at Lazard Freres & Company. He is a member of the Board of Sponsors, Mercy Hospital, Rockville Centre, NY and was the founding chairman of the Chaminade High School Development Fund and advisor to the Catholic Big Brothers of New York City. He is a Trustee Emeritus of the Intrepid Sea-Air-Space Museum headquartered aboard the USS Intrepid. Mr. Torykian received his BA in Chemistry from St. Michaels College, MS in Chemistry from St. Joseph's University and MBA in Finance from Adelphia University. Mr. Torykian has been a member of the Board of Directors of Ceramic Protection Corporation, a Toronto Exchange Company, since August 2007.

        Alfred M. Gray has been a member of our Board of Directors since January 2008. General Gray currently is a Senior Fellow and the Chairman of the Board of Regents at Potomac Institute for Policy Studies, a non-profit public policy research institute. Since 2000, General Gray has been a member of the Board of Directors of SENSIS Corp., a privately held commercial and defense radar company, Information Assurance Inc., a privately held information assurance and security company. He is also the Chairman of the Board of Directors of SYS Technologies, Inc., an information solution company whose shares trade on the NYSE Amex, and GlobeSecNine, a privately held financial investment firm. General Gray received his Bachelor of Science degree from the University of the State of New York. He received Honorary Doctorates of Law degrees from Lafayette College and Monmouth University. He also received Honorary Doctorate degrees from Norwich University, the Defense Intelligence College, and Franklin University. General Gray also attended the Marine Corps Command and Staff College and Army War College. In 1991, General Gray retired from the U.S. Marine Corps after 41 years of service. From 1987 until 1991, he served as member of the Joint Chiefs of Staff and was the 29th Commandant of the Marine Corps and an advisor to the President. Mr. Gray currently serves as the Chairman of Injured Marine Semper Fi Fund and the Marine Youth Fitness Foundation. He is also the Chancellor of the Marine Military Academy and a director of the Marine Corps Law Enforcement Foundation.

        Christopher D. Brady has been a member of our Board of Directors since April 2008. Since 1994, Mr. Brady has served as Chairman and Managing Director for the Chart Group, a banking firm. He also serves as a director of Antwerp, LLC, Antwerp International, LP, Chart Capital Placements, Ltd. and Farpoint, Ltd. which are investments and affiliates of the Chart Group. Mr. Brady is a member of Board of Directors of Templeton Emerging Markets Investment Trust PLC, Miami International Holdings, Bitrage, SeaMobile and U.S. Helicopter Corporation. Mr. Brady received his M.B.A. from Columbia University and Bachelor of Arts in American History from Middlebury College.

        Stephen R. Seiter has been a member of our Board of Directors since April 2008. Mr. Seiter currently serves as President, Chief Executive Officer and Director of the Board of Park Place Holdings LLC, a privately held automobile storage and restoration company, and SBC Realty LLC, a privately held real estate holding company. He is also the Chairman of the Board of Directors of Ultima Health Products Co., LLC, a privately held soft drink company. From 1990 to 2005, Mr. Seiter served as President and Chief Executive Officer of Seiter & Miller Advertising, an advertising agency. Mr. Seiter received his B.A. and M.B.A. from the University of Washington. He also attended the U.S. Army War College. From 1984 to 2004, Mr. Seiter served in the N.Y. Army National Guard and retired with the rank of Major General. He is currently a trustee of the Naval War College Foundation.

        Victor F. Trizzino has been a member of our Board of Directors since April 2008. Since December 2002, Mr. Trizzino has served as Vice President of Business Development for Valiant Solutions, Inc., a privately owned workforce management solutions provider. Mr. Trizzino's prior business experience includes serving in various executive management positions at Standard Microsystems Corporation (NASDAQ GS: SMSC) from 1980 through 1995, and as President and Chief Executive Officer, and a member of the board of directors from 1988 through 1995. From 1995 to 2002, Mr. Trizzino provided consulting services to organizations in various business sectors. Mr. Trizzino received his Bachelor of Business Administration Degree from Iona College.

        Pasquale J. D'Amuro has been a member of our Board of Directors since April 2008. Since April 2005, Mr. D'Amuro has served as Chairman and Chief Executive Officer for Giuliani Security & Safety, a security consulting and investigative firm. Prior to that, from May 1979 to March 2005, he worked at the Federal Bureau of Investigation (FBI). On March 31, 2005, Mr. D'Amuro retired as the Assistant Director-In-Charge of the FBI's New York office. He received his Bachelor of Business Administration in Accounting from Niagara University and Honorary Doctorate of Laws from Mercy College. He is currently a trustee of Mercy College.

Certain Significant Employees

        The following information is supplied with respect to certain of our significant employees:

        Jeffrey H. Helgeson has served as our Senior Project Engineer since January 2005. He is responsible for program management, product development and testing. From January 1997 to January 2005, Mr. Helgeson was an aerospace test engineer with the GASL division of Alliant Techsystems Inc. (ATK-GASL), a leading research institute, and from June 1994 to January 1997, a mechanical engineer with Burns and Roe Enterprises, an architectural engineering firm. Mr. Helgeson received Bachelors and Masters degrees in Mechanical Engineering from The Cooper Union.

        John Tuozzolo has served as our Design Specialist since May 2005. Mr. Tuozzolo is responsible for designing, communicating and following up design information to the CAD operators, and managing prototype fabrication in-house and externally. From August 1992 to May 2005, Mr. Tuozzolo was a designer, inspector and fabricator at Macro Tool and Machine, a prototyping and production machine shop and makers of the Siegel Tooling Systems line of machine shop fixturing components. Mr. Tuozzolo received his Bachelors Degree in Computer Science from Mount Saint Mary College and an Associate Degree in Drafting and Design from Indian River Community College.

Information Relating to Corporate Governance and the Board of Directors.

        Our bylaws authorize our board of directors to appoint its members one or more committees, each consisting of one or more directors. Our board of directors have established three standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

        The members of each committee is set forth below.

  Audit Committee:

  Victor Trizzino (Chairman)
  Stephen Seiter
  Christopher Brady (through March 20, 2009)
  Alfred Gray (since April 14, 2009)

  Compensation Committee:

  Stephen Seiter (Chairman)
  Pasquale D'Amuro
  Alfred Gray

  Nominating and Corporate Governance Committee:

  Stephen Seiter (Chairman)
  Victor Trizzino
  Alfred Gray

        All of our audit, compensation and nominating and corporate governance committee members are independent as such term is defined under the NYSE Amex Company Guide. In addition, except as discussed below, all of our audit committee members meet the independence standards under the Exchange Act, and one member of the committee, Victor Trizzino, qualifies as an "audit committee financial expert" as defined under that Act.

        In March 2009, Chart Group Advisors LLC, a subsidiary of an entity controlled by Christopher Brady, entered into a consulting arrangement where the Chart Group is to advise our company with respect to certain financial and capitalization matters. The arrangement is not for a fixed term and can be terminated at any time upon ten days' notice, but it is not expected to continue for longer than six months. The Chart Group is to be paid $10,000 per month with a minimum total of $60,000. The other independent members of our board of directors have approved the arrangement with the Chart Group. However, such independent board members have also determined that Mr. Brady no longer satisfies the independence requirements to serve on our audit committee, of which Mr. Brady had been a member since April, 2008, and as of March 20, 2009, Mr. Brady is no longer a member of the committee. As of April 14, 2009, Alfred Gray has been appointed as a member of our audit committee to fill the vacancy created by the resignation of Mr. Brady.

  Audit Committee

        Our audit committee has responsibility for, among other things, assisting our board of directors in its oversight of:

  •
  the integrity of our financial statements;

  •
  our independent registered public accounting firm's qualifications and independence;

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

        Our Board of Directors has adopted charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, describing the authority and responsibilities delegated to each committee by the board of directors. Our board of directors has also adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Whistleblower Policy. We post on our website, at www.adsiarmor.com, the charter of each Committee, our Code of Business Conduct and Ethics and a Whistleblower Policy. These documents are also available in print to any stockholders requesting a copy in writing from our corporate secretary at our executive offices set forth in this report. We intend to disclose any amendments to or waivers of a provision of our Code of Business Conduct and ethics made with respect to our directors or executive officers on our website.

Process for Selecting Nominees to the Board of Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16 forms on behalf of our directors and officers based on the information provided by them.

        Based solely on review of this information, we believe that, during the fiscal year ended December 31, 2008, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except for (i) a Form 3 for Pasquale D'Amuro to report his appointment as director that occurred on April 11, 2008 that was reported on September 2, 2008, (ii) a Form 4 for Roger Ward to report the acquisition of shares that occurred on August 29, 2008 that was reported on September 3, 2008, (iii) a Form 4 for Fergal Foley to report the acquisition of shares by his wife that occurred on September 5, 2008 that was reported on September 10, 2008, (iv) a Form 4 for Stephen Seiter to report the acquisition of shares that occurred on September 11, 2008 that was reported on September 30, 2008, (v) a Form 4 for Alfred Gray to report the acquisition of shares by his wife that occurred on September 12, 2008 that was reported on October 7, 2008 and (vi) a Form 4 for Richard Torykian to report the acquisition of an option to purchase shares that occurred on July 31, 2008 that was reported on October 10, 2008 and (vii) a Form 4 for Roger Ward to report the acquisition of an option to purchase shares that occurred on October 31, 2008 that was reported on November 13, 2008.

Item 11.    Executive Compensation

        As a small reporting company as defined by Rule 12b-2 of the Exchange Act, we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to this Item 11. Under the scaled disclosure obligations, we are not required to provide the Compensation Discussion and Analysis, Compensation Committee Report and Compensation Committee Interlock and Insider Participation Disclosure, and certain other tabular and narrative disclosures relating to executive compensation.

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation earned by our chief executive officer and the two other executive officers who, based on their total compensation, received more than $100,000 and were the most highly compensated in 2008. We refer to these individuals collectively as the named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(5)	Option Awards ($)(5)	All Other Annual Compensation ($)	Total ($)
Anthony J. Piscitelli(1)	2007	$368,606		$50,000		—	$184,298	$22,000	$624,904.00
Chairman of the Board, President and Chief Executive Officer	2008	$424,895.91		$50,000		—	$4,574	$21,000	$500,469.91

Fergal Foley(2)	2007	$73,076.90	(3)	$5,000	(3)	$100,000	$15,972	—	$194,048.90
Chief Operating Officer and Director	2008	$256,488.16		$43,750		—	$4,574	$506.25	$305,318.41

Gary Sidorsky(4)	2007	$167,919		$10,000		$100,000	$15,972	—	$293,891.00
Chief Financial Officer and Director	2008	$195,723		$41,750		—	$4,574	$931.68	$242,978.68

(1)
Mr. Piscitelli's other annual compensation is comprised of insurance premiums with respect to life insurance.

(2)
Mr. Foley's other annual compensation is comprised of insurance premiums with respect to life insurance.

(3)
The amounts reflect Mr. Foley' compensation from June 2007 to December 2007. He joined our company in June 2007.

(4)
Mr. Sidorsky's other annual compensation is comprised of insurance premiums with respect to life insurance.

(5)
Amounts reported represent the compensation cost to be recognized for financial statement reporting purposes in accordance with SFAS 123R, utilizing the following assumptions: (a) Risk free rate of 4.23% (b) Volatility of 45 (c) Forfeiture rate of 10% and (d) Dividends of 0. Additional information can be found on Page F-18, Note 5 of the Audited Financial Statements.

GRANTS OF PLAN-BASED AWARDS

        The following table sets forth certain information regarding equity based compensation to our named executive officers in 2008.

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
Anthony J. Piscitelli	10/8/2008	—	25,000	$2.00	$4,574
Fergal Foley	10/8/2008	—	25,000	$2.00	$4,574
Gary Sidorsky	10/8/2008	—	25,000	$2.00	$4,574

(1)
See the "Option Exercises and Stock Vested" table below for information concerning the option awards.

(2)
Amounts reported represent the compensation cost to be recognized for financial statement reporting purposes in accordance with SFAS 123R, utilizing the following assumptions: (a) Risk free rate of 4.23% (b) Volatility of 45 (c) Forfeiture rate of 10% and (d) Dividends of 0. Additional information can be found on Page F 18, Note 5 of the Audited Financial Statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exciserable(1)	Number of Securities Underlying Unexercised Options Unexciserable(2)	Option Exercise Price per share	Option Expiration Date
Anthony J. Piscitelli	150,000	600,000	$2.00	12/14/2014
	—	25,000	$2.00	10/8/2015
Gary Sidorsky	13,000	52,000	$2.00	12/14/2014
	—	25,000	$2.00	10/8/2015
Fergal Foley	13,000	52,000	$2.00	12/14/2014
	—	25,000	$2.00	10/8/2015

(1)
All of the options were granted on December 14, 2007 and became exercisable as of December 14, 2008.

(2)
All of the options that will expire on December 14, 2014 were granted on December 14, 2007, and vest at the rate of 20% per year with the first 20% vested on December 14, 2008. All of the options that will expire on October 8, 2015 were granted on October 8, 2008, vest at the rate of 20% per year with the first 20% vesting upon the first anniversary of the grant date.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

        Anthony Piscitelli.    We entered into an employment agreement with Anthony Piscitelli effective January 1, 2007. Pursuant to his employment agreement, Mr. Piscitelli serves as our chief executive officer. The employment agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. Mr. Piscitelli's initial annual base salary under the employment agreement is $375,000, which amount shall be, in good faith, reviewed and increased by our board of directors at least annually or more frequently upon his request. The employment agreement also provides that Mr. Piscitelli shall be paid an annual bonus each fiscal year, which shall not be less than an amount equal to 2.5% of our increase in net income before extraordinary and non-recurring items and income taxes over the prior fiscal year. He is also eligible for additional performance based bonuses.

        Gary Sidorsky.    We entered into the employment agreement with Gary Sidorsky effective January 1, 2007, as amended on January 9, 2009. Pursuant to his employment agreement, Mr. Sidorsky serves as our chief financial officer. The employment agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. Mr. Sidorsky's initial annual base salary under the employment agreement is $153,000, which amount shall be reviewed on an annual basis by our chief executive officer and increased from time to time in an amount determined by our chief executive officer. The employment agreement also provides that Mr. Sidorsky shall be entitled to earn an annual bonus each fiscal year of 2.5% of the increase in our EBITDA over the preceding fiscal year.

        Fergal Foley.    We entered into an employment agreement with Fergal Foley effective January 9, 2009. Pursuant to his employment agreement, Mr. Foley continues to serve as our chief operating officer. The employment agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. Mr. Foley's initial annual base salary under the employment agreement is $274,890, which amount shall be reviewed on an annual basis by our board of directors and increased from time to time in an amount determined by our board of directors. The employment agreement also provides that Mr. Foley shall be entitled to earn an annual bonus each fiscal year of 2.5% of the increase in our EBITDA over the preceding fiscal year.

        Each of the foregoing employment agreements provide for payments or other benefits upon the termination of the executive's employment under specified circumstances and/or in the event of a change in control of our company, as described below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

        Anthony Piscitelli.    Under our employment agreement with Mr. Piscitelli, if we terminate him for cause or he terminates his employment without good reason, we are not obligated to make any payments to him other than all compensation, expenses and other amounts owed to him as of the date of termination. "Cause" means any of the following actions by Mr. Piscitelli: (i) conviction of a felony crime, (ii) commission of fraud against, or embezzlement or material misappropriation from, our company, or (iii) material breach of his employment agreement. "Good reason" means any of the following actions of our company (or a successor) without Mr. Piscitelli's written consent: (a) breach of any material term of the employment agreement, (b) makes or causes a material adverse change in Mr. Piscitelli's functions, duties or responsibilities, (c) reduces his then annual base salary, (d) causes or allows a material reduction in his entitlement to the employee benefits provided under the employment agreement, (e) requires him to work in an office more than 25 miles from the location of his current principal executive office, (f) removes him from our board of directors by a majority vote of the board or otherwise, or (g) fails to obtain the assumption of, and agreement to perform, the employment agreement by any successor to our company.

        If we terminate Mr. Piscitelli without cause or if he terminates his employment for good reason, we would be obligated to pay Mr. Piscitelli (i) all compensation, expenses and other amounts owed to him as of the date of termination, (ii) a lump sum amount equal to (a) the prior year's bonus(es) or any portion thereof remaining unpaid as of termination, and (b) two times the average of the two prior years' bonuses, and (iii) continue to pay him his then annual base salary for, except as set forth in the next sentence, the greater of the remainder of the term of his employment agreement or two years. If such termination or resignation occurs within six months before a change in control of our company or within eighteen months after a change in control, our obligation to continue paying Mr. Piscitelli his then annual base salary shall be for the greater of the remainder of the term of his employment agreement and three years. In addition, in the event of such termination, we will be obligated to provide Mr. Piscitelli office space for a period of 24 months or, if shorter, through the date he commences other employment, and, at our option (x) provide Mr. Piscitelli 1,000,000 shares of our common stock or (y) immediately purchase all of his shares of our common stock, including the foregoing 1,000,000 shares.

        If Mr. Piscitelli dies during the term of his employment agreement, we will be obligated to pay his spouse or estate all compensation, expenses and other amounts owed to him as of the date of his death. In addition, we would be obligated to pay to his family all unpaid prior years' bonuses, plus a bonus for the then current year equal to his prior year's bonus pro rated for the number of months he was employed during such year.

        If Mr. Piscitelli becomes disabled, we have the right to terminate his employment under the employment agreement. If we exercise such right, we will be obligated to pay him all compensation, expenses and other amounts owed to him as of the date of termination, a lump sum equal to one year's annual salary then in effect, all unpaid prior years' bonuses, and a bonus for the then current year equal to his prior year's bonus pro rated for the number of months he was employed during such year. We are obligated under the employment agreement to carry sufficient disability insurance to provide Mr. Piscitelli with three years of his annual base salary in effect upon his termination for disability as well as life-time health insurance. To the extent the payments and benefits are unavailable under the terms of our insurance policies, we are obligated to provide such payments and benefits to him directly.

        If Mr. Piscitelli is subject to a federal excise tax on all or any part of any payment made pursuant to his employment agreement under Section 4999 of the Internal Revenue Code, we are obligated to pay him an additional amount sufficient, considering the state and federal income and other taxes that Mr. Piscitelli is required to pay with respect to such additional amounts, to provide him on an after-tax basis an amount equal to the amounts to be paid to Mr. Piscitelli under the employment agreement without regard to such excise tax.

        Gary Sidorsky.    Under our employment agreement with Mr. Sidorsky, if we terminate him for cause or he terminates his employment without good reason, we are not obligated to make any payments to him other than all compensation, expenses and other amounts owed to him as of the date of termination. "Cause" means any of the following actions by Mr. Sidorsky: (i) conviction of a felony crime, (ii) commission of fraud against, or embezzlement or material misappropriation from, our company, or (iii) material breach of his employment agreement. "Good reason" means any of the following actions of our company (or a successor) without Mr. Sidorsky's written consent: (a) breach of any material term of the employment agreement, (b) makes or causes a material adverse change in Mr. Sidorsky's functions, duties or responsibilities, (c) reduces his then annual base salary, (d) causes or allows a material reduction in his entitlement to the employee benefits provided under the employment agreement, (e) requires him to work in an office more than 25 miles from the location of his current principal executive office, (f) terminates Mr. Piscitelli's employment with our company without cause or Mr. Piscitelli terminates his employment for good reason, or (g) fails to obtain the assumption of, and agreement to perform, the employment agreement by any successor to our company.

        If we terminate Mr. Sidorsky without cause or if he terminates his employment for good reason, we would be obligated to pay Mr. Sidorsky (i) all compensation, expenses and other amounts owed to him as of the date of termination, and (ii) continue to pay him his then annual base salary for, except as set forth in the next sentence, the greater of the remainder of the term of his employment agreement or two years. If such termination or resignation occurs within six months before a change in control of our company or within eighteen months after a change in control, our obligation to continue paying Mr. Sidorsky his then annual base salary shall be for the greater of the remainder of the term of his employment agreement and three years.

        If Mr. Sidorsky dies during the term of his employment agreement, we will be obligated to pay his spouse or estate all compensation, expenses and other amounts owed to him as of the date of his death, and shall thereafter have no further obligation to pay him compensation unless required by applicable law.

        If Mr. Sidorsky becomes disabled, we have the right to terminate his employment under the employment agreement. If we exercise such right, we will be obligated to pay him all compensation, expenses and other amounts owed to him as of the date of termination, and shall thereafter have no further obligation to pay him compensation unless required by applicable law.

        Pursuant to the employment agreement, if Mr. Sidorsky is subject to a federal excise tax on all or any part of any payment made pursuant to his employment agreement under Section 4999 of the Internal Revenue Code, we are obligated to pay him an additional amount sufficient, considering the state and federal income and other taxes that Mr. Sidorsky is required to pay with respect to such additional amounts, to provide him on an after-tax basis an amount equal to the amounts to be paid to Mr. Sidorsky under the employment agreement without regard to such excise tax.

        Fergal Foley.    Under our employment agreement with Mr. Foley, if we terminates him for cause or he terminates his employment without good reason, we are not obligated to make any payments to him other than all compensation, expenses and other amounts owed to him as of the date of termination. "Cause" means any of the following actions by Mr. Foley: (i) conviction of a felony crime, (ii) commission of fraud against, or embezzlement or material misappropriation from, our company, or (iii) material breach of his employment agreement. "Good reason" means any of the following actions of our company (or a successor) without Mr. Foley's written consent: (a) breach of any material term of the employment agreement, (b) makes or causes a material adverse change in Mr. Foley's functions, duties or responsibilities, (c) reduces his then annual base salary, (d) causes or allows a material reduction in his entitlement to the employee benefits provided under the employment agreement, (e) requires him to work in an office more than 25 miles from the location of his current principal executive office, (f) terminates Mr. Foley's employment with our company without cause or Mr. Foley terminates his employment for good reason, or (g) fails to obtain the assumption of, and agreement to perform, the employment agreement by any successor to our company.

        If we terminate Mr. Foley without cause or if he terminates his employment for good reason, we would be obligated to pay Mr. Foley (i) all compensation, expenses and other amounts owed to him as of the date of termination, and (ii) continue to pay him his then annual base salary for, except as set forth in the next sentence, the greater of the remainder of the term of his employment agreement or two years. If such termination or resignation occurs within six months before a change in control of our company or within eighteen months after a change in control, the our obligation to continue paying Mr. Foley his then annual base salary shall be for the greater of the remainder of the term of his employment agreement and three years.

        If Mr. Foley dies during the term of his employment agreement, we will be obligated to pay his spouse or estate all compensation, expenses and other amounts owed to him as of the date of his death, and shall thereafter have no further obligation to pay him compensation unless required by applicable law.

        If Mr. Foley becomes disabled, we have the right to terminate his employment under the employment agreement. If we exercise such right, we will be obligated to pay him all compensation, expenses and other amounts owed to him as of the date of termination, and shall thereafter has no further obligation to pay him compensation unless required by applicable law.

        If Mr. Foley is subject to a federal excise tax on all or any part of any payment made pursuant to his employment agreement under Section 4999 of the Internal Revenue Code, we are obligated to pay him an additional amount sufficient, considering the state and federal income and other taxes that Mr. Foley is required to pay with respect to such additional amounts, to provide him on an after-tax basis an amount equal to the amounts to be paid to Mr. Foley under the employment agreement without regard to such excise tax.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table provides information concerning beneficial ownership of our common stock and Series A Preferred Stock (on an as converted to common stock basis) as of March 31, 2009, by:

  •
  each holder of more than 5% of our common stock;

  •
  our chief executive officer and each of the two other most highly compensated executive officers as of December 31, 2008 whose combined salary and bonus was over $100,000;

  •
  each of our directors; and

  •
  all of our directors and executive officers as a group.

        The following table lists the number of shares and percentage of shares beneficially owned based on 39,760,752 shares of common stock outstanding as of March 31, 2009.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 31, 2009, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of the our common stock shown as beneficially owned by them.

        Unless otherwise indicated, the principal address of each of the persons below is c/o American Defense Systems, Inc., 230 Duffy Avenue, Hicksville, New York 11801.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Executive Officers and Directors
Anthony J. Piscitelli(1)	8,197,394	20.5%
Gary Sidorsky(2)	114,750	*
Fergal Foley(3)	155,225	*
Richard P. Torykian, Sr.	225,000	*
Alfred M. Gray(4)	50,000	*
Christopher D. Brady	25,000	—
Stephen R. Seiter	27,500	*
Victor Trizzino	33,500	—
Pasquale J. D'Amuro	25,000	—
All directors and officers as a group (15 persons)(1)(2)(3)(4)(5)	10,192,277	25.5%
Other 5% Stockholder
West Coast Opportunity, LLC(6)	4,412,953	9.99%

*
An asterisk indicates that the total beneficial ownership or the total voting power of our common stock (in each case, including shares subject to options and warrants that may be exercised within 60 days of March 31, 2009) is less than 1%.

(1)
Includes 150,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 31, 2009.

(2)
Includes 150 shares of common stock owned by Mr. Sidorsky's daughter, of which Mr. Sidorsky disclaims beneficial ownership. The beneficial ownership information includes 13,000 and 500 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 31, 2009 by Mr. Sidorsky and his daughters, respectively.

(3)
Includes 10,000 shares of common stock owned by Mr. Foley's wife, of which Mr. Foley disclaims beneficial ownership. The beneficial ownership information includes 13,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 31, 2009.

(4)
Includes 25,000 shares of common stock owned by Mr. Gray's wife, of which Mr. Gray disclaims beneficial ownership.

(5)
Includes 1,024,975, 138,333, 10,000, 105,000 and 25,000 shares of common stock owned by Curtis Taufman, Russell Scales, Charles Pegg, Roger Ward and Victor La Sala, respectively. The beneficial ownership information includes 15,000, 5,000, 8,000, 5,000, 3,500 and 15,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of March 31, 2009 by Curtis Taufman, Roger Ward, Charles Pegg, Russell Scales, Robert Aldrich and Victor La Sala, respectively.

(6)
West Coast Opportunity, LLC owns 14,025 shares of our Series A Preferred Stock that is initially convertible into 7,012,500 shares of our common stock and warrants to purchase up to 3,506,250 shares of our common stock. However, the terms of the Series A Convertible Preferred Stock and such warrants prevent their conversion and exercise, respectively, if the holders thereof (together with their affiliates) would own in excess of 9.99% of our outstanding common stock after such conversion or exercise. The address of West Coast Opportunity, LLC is c/o West Coast Asset Management, Inc., 2151 Alessandro Drive, Suite 100, Ventura, California 93001.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Other than the transactions described under the heading "Executive Compensation" (or with respect to which information is omitted in accordance with SEC regulations) and the transactions described below, since January 1, 2008 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

        Erik Torykian, son of Richard Torykian, has served as our Director of Law Enforcement and Tactical Training since July 14, 2008. His annual base salary is $125,000, and he has not received any other compensation from us.

        In February 2008, we entered into a Consulting Services Agreement with Berthel Fisher & Company Financial Services, Inc. ("Berthel Fisher"). As consideration for the assistance by Thomas Berthel, a registered representative of Berthel Fisher and a member of our board of directors from April 2007 to April 2008, in negotiating the terms of an investment banking agreement which led to an investment in our company, we agreed to pay Berthel Fisher a fee equal to one percent of the dollar amount of such investment. The agreement provides that if we do not receive funds by February 28, 2009, no payment shall be due. Through February 2009, we received gross proceeds of $15 million in investments covered by the agreement and paid $150,000 to Berthel Fisher under the agreement.

        In connection with the Series A Convertible Preferred Stock financing on March 7, 2008, the following officers agreed not to sell in excess of 10% of, their current holdings of common stock: Anthony Piscitelli, president and chief executive officer; Gary Sidorsky, chief financial officer; Fergal Foley, chief operating officer; Victor La Sala, senior vice president of research and development; John Rutledge, senior project director; and Curtis Taufman, senior vice president of engineering and architecture. Please see "Item 1. Business—Series A Convertible Preferred Financing" for additional information.

        On August 5, 2008, we entered into an amendment to the Consulting Agreement (the "Amendment") with Richard Torykian, which is effective as of July 23, 2008. The Amendment clarifies that we will pay to Mr. Torykian an award fee of 5% of the fees paid to us by a customer under a contract or subcontract obtained by us in which (1) Mr. Torykian initiated the relationship between our company and the customer under such contract or subcontract or (ii) any person first introduced by Mr. Torykian to our company initiated such relationship between the company and the customer (each, a "Qualifying Contract"). As of the effective date of the Amendment, we had not entered into any Qualifying Contracts. In addition, we have paid a one time fee of $99,999 representing consulting fee adjustments for 2007 and as payment of quarterly fees for the first two quarters of 2008, a quarterly fee of $25,000 and granted an option to purchase 175,000 shares of our common stock with an exercise price equal to the fair market value of a share of our common stock on each July 31 during the term of the Consulting Agreement. The Consulting Agreement, as amended by the Amendment, will be effective until July 31, 2011 unless earlier terminated by either party.

        In March 2009, Chart Group Advisors LLC, a subsidiary of an entity controlled by Christopher Brady, entered into a consulting arrangement where the Chart Group is to advise our company with respect to certain financial and capitalization matters. The arrangement is not for a fixed term and can be terminated at any time upon ten days' notice, but it is not expected to continue for longer than six months. The Chart Group is to be paid $10,000 per month with a minimum total of $60,000.

        Although we do not have a separate conflicts policy other than that set forth in our amended and restated certificate of incorporation, we comply with Delaware law with respect to transactions involving potential conflicts. Delaware law requires that all transactions between us and any director or executive officer are subject to full disclosure and approval of the majority of the disinterested members of our board of directors, approval of the majority of our stockholders or the determination that the contract or transaction is intrinsically fair to us.

Director Independence

        Our board of directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Brady, D'Amuro, Gray, Seiter and Trizzino are independent directors, as "independence" is defined in the NYSE Amex Company Guide, because they have no relationship with us that would interfere with their exercise of independent judgment. Refer to "Information Relating to Corporate Governance and the Board of Directors" for a discussion of Mr. Brady's independence status.

Item 14.    Principal Accountant Fees and Services

        Jewett, Schwartz, Wolfe and Associates, an independent registered public accounting firm, has audited our consolidated financial statements for the fiscal year ended December 31, 2008.

        The aggregate fees billed to us by Jewett, Schwartz, Wolfe and Associates for the fiscal years ended December 31, 2007 and 2008 are as follows:

	2007	2008
Audit(1)	$35,000	$92,500
Audit-Related Fees(2)	$17,000	$47,750
Tax Fees(3)	$12,750	$26,000

Total	$64,750	$166,250

    (1)
    Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

    (2)
    Audit-Related Fees consists of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category "Audit Fees."

    (3)
    Tax Fees represent amounts billed for tax compliance and advisory services.

        The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

        To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent registered public accounting firm.

        Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Numbers	Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation(4)
3.2	Form of Amended and Restated Bylaws(2)
3.3	Certificate of Designation of Series A Convertible Preferred Stock(2)
4.1	Form of common stock certificate(1)
4.2	Form of 2005 financial advisor warrant(1)
4.3	Form of 2008 investor warrant(2)
4.4	Form of 2008 placement agent warrant(2)
4.5	Form of Series A Convertible Preferred Stock Certificate(2)
10.1	Agreement of Lease, dated 9/23/2004, between the Registrant and Industrial Management LLC(1)
10.2	Amendment to Lease, dated 5/31/2006, between the Registrant and Industrial Management LLC(1)
10.3	Second Amendment to Lease dated 2/1/2007, between the Registrant and Industrial Management LLC(1)
10.4	Contract between the Registrant and Marine Corps Systems Command dated 2/15/07, as amended by the Modification of Contract, dated 9/17/2007(1)
10.5	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/7/2005, as amended(1)
10.6	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/21/2005, as amended(1)
10.7	Contract between the Registrant and NAVFAC Southwest Specialty Center Contracts Core, dated 6/7/2007, as amended(1)
10.8	Subcontract between CH2M Hill Constructors, Inc. and American Physical Security Group, LLC(9)
10.9	Employment Agreement with Anthony J. Piscitelli dated 1/1/2007(1)
10.10	Amendment to Employment Agreement with Gary Sidorsky dated 1/9/2009(8)
10.11	Employment Agreement with Gary Sidorsky dated 1/1/2007(1)
10.12	Employment Agreement with John Rutledge dated 1/1/2007(1)
10.13	Employment Agreement with Curtis Taufman dated 1/1/2007(1)
10.14	Employment Agreement with Fergal Foley dated 1/9/2009(8)

Exhibit Numbers	Exhibits
10.15	Agreement between the Registrant and Stifel, Nicolaus & Company, Inc., dated 8/29/2006(1)
10.16	Agreement between the Registrant and Action Group(2)
10.17	2007 Incentive Compensation Plan(1)
10.18	Loan Agreement, dated May 2, 2007, with Commerce Bank, N.A.(2)
10.19	Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008(5)
10.20	Form of Voting Agreement for Anthony Piscitelli, Gary Sidorsky and Curtis Taufman(5)
10.21	Letter Agreement between the Registrant and West Coast Opportunity Fund, LLC, dated May 29, 2008(6)
10.22	Letter Agreement between the Registrant and Centaur Value Fund, LP and United Centaur Master Fund dated May 29, 2008(6)
10.23	Securities Purchase Agreement, dated March 7, 2008(2)
10.24	Form of Lock-Up Agreement for Anthony Piscitelli, Gary Sidorsky, Fergal Foley, Victor La Sala, John Rutledge and Curtis Taufman(2)
10.25	Consulting Services Agreement between the Registrant and Berthel Fisher & Company Financial Services, Inc. dated February 29, 2008(3).
10.26	Amendment No. 1 to Independent Consulting Agreement between Richard Torykian and the Registrant dated July 23, 2008(7)
10.27	Independent Consulting Agreement between the Registrant and Richard Torykian dated August 1, 2007(3).
10.28	Asset Purchase Agreement among the Registrant, Tactical Applications Group and Lisa Sue Quinlan dated November 15, 2007(3).
10.29	Side letter between the Registrant and West Coast Opportunity Fund, LLC dated March 28, 2008(3).
21.1	Subsidiaries of Registrant.*
23.1	Consent of Jewett, Schwartz, Wolfe & Associates.*
24.1	Power of Attorney (included on the signature page to this report).*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

(1)
Previously filed as an Exhibit to the Form 10, filed on February 11, 2008.

(2)
Previously filed as an Exhibit to Amendment No. 1 to the Form 10, filed on March 21, 2008.

(3)
Previously filed as an Exhibit to Amendment No. 2 to the Form 10, filed on April 11, 2008.

(4)
Previously filed as an Exhibit to Amendment No. 3 to the Form 10, filed on April 22, 2008.

(5)
Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 27, 2008.

(6)
Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 30, 2008.

(7)
Previously filed as an Exhibit to the Current Report on Form 8-K filed on August 8, 2008.

(8)
Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 15, 2009.

(9)
Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 16, 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.
By:	/s/ ANTHONY J. PISCITELLI Anthony J. Piscitelli Chief Executive Officer and President

 POWER OF ATTORNEY

        KNOWN ALL MEN BY THESE PRESENTS that each person whose signature to this annual report appears below hereby constitutes and appoints each of Anthony Piscitelli and Gary Sidorsky as such person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, and does hereby grant unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ANTHONY J. PISCITELLI Anthony J. Piscitelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 15, 2009
/s/ GARY SIDORSKY Gary Sidorsky	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 15, 2009
Fergal Foley	Chief Operating Officer and Director	April , 2009
/s/ ALFRED M. GRAY Alfred M. Gray	Director	April 14, 2009
/s/ CHRISTOPHER D. BRADY Christopher D. Brady	Director	April 14, 2009
/s/ PASQUALE J. D'AMURO Pasquale J. D'Amuro	Director	April 14, 2009
/s/ RICHARD P. TORYKIAN Richard P. Torykian	Director	April 14, 2009
/s/ STEPHEN R. SEITER Stephen R. Seiter	Director	April 14, 2009
/s/ VICTOR TRIZZINO Victor Trizzino	Director	April 14, 2009

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Defense Systems, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of American Defense Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Defense Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
March 13, 2009
except for Notes 7 and 10 as to
which the date is April 14, 2009

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$374,456	$1,434,373
Accounts receivable, net	4,981,150	6,711,161
Inventory	621,048	436,379
Prepaid expenses and other current assets	3,144,601	1,856,063
Costs in excess of billings on uncompleted contracts	7,143,089	5,011,974
Deferred tax asset, net	—	4,136,982
Deposits	437,496	608,020

TOTAL CURRENT ASSETS	16,701,841	20,194,952
PROPERTY and EQUIPMENT, net	3,743,936	1,125,028
DEFERRED FINANCING COSTS	1,277,833	—
NOTES RECEIVABLE	925,000	—
GOODWILL	450,000	1,680,361
ADVANCES for FUTURE ACQUISITIONS	159,560	138,000
DEFERRED TAX ASSET	1,167,832	—
ASSETS of DISCONTINUED OPERATIONS	736,613	416,414

TOTAL ASSETS	$25,162,615	$23,554,755

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,480,652	$4,350,741
Accrued expenses	755,615	804,486
Line of credit and short term debt	76,832	49,950
Billings in excess of cost on uncompleted contracts	—	—
Due to related party	—	12,741
Due to Tactical Applications Group	—	1,000,000
Deferred tax liability	—	3,965,150

TOTAL CURRENT LIABILITIES	3,313,099	10,183,068
LONG TERM LIABILITIES
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	10,981,577	—
Investor warrant liability	90,409	—
Liabilities of discontinued operations	736,613	73,859

TOTAL LIABILITIES	15,121,698	10,256,927

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value: 100,000,000 shares authorized, 39,585,960 and 39,207,950 shares issued and outstanding as of December 31, 2008 and 2007, respectively	39,586	39,208
Additional paid in capital	9,534,616	10,274,602
Retained earnings	466,715	2,984,018

TOTAL SHAREHOLDERS' EQUITY	10,040,917	13,297,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,162,615	$23,554,755

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
CONTRACT REVENUES EARNED	$35,588,849	$36,316,994
COST OF REVENUES EARNED	24,702,714	22,342,582

GROSS PROFIT	10,886,135	13,974,412

OPERATING EXPENSES
General and administrative expenses	5,789,681	3,874,749
General and administrative salaries	4,758,968	3,170,250
Marketing	2,722,224	1,976,538
Research and development	788,100	612,547
Settlement of litigation	57,377	469,488
Depreciation	842,532	392,115
Loss on disposal of fixed assets	—	136

Total operating expenses	14,958,882	10,495,823

INCOME (LOSS) FROM OPERATIONS	(4,072,747)	3,478,589

OTHER INCOME (EXPENSE)
Unrealized gain on adjustment of fair value Series A convertible preferred stock classified as a liability	2,900,799	—
Unrealized gain on investor warrant liability	1,450,117	—
Other income (expense)	8,551	(51,658)
Interest expense	(866,484)	(39,111)
Interest income	117,312	101,955
Finance charge	(22,598)	—

Total other income (expense)	3,587,697	11,186

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(485,051)	3,489,775
INCOME TAX PROVISION (BENEFIT)	(996,000)	362,481

INCOME FROM CONTINUING OPERATIONS	510,949	3,127,294
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES
Income (loss) from operations of discontinued division	(230,834)	12,721
Loss from disposal of discontinued division	(1,915,903)	—

	2,146,737	12,721

NET INCOME (LOSS)	(1,635,788)	3,140,015
PREFERRED STOCK DIVIDENDS	(1,081,801)	—

NET INCOME (LOSS) ALLOCATED TO COMMON SHAREHOLDERS	$(2,717,589)	$3,140,015

Basic and Fully Diluted Net Loss Per Share	$(0.066)	$0.081

Weighted Average Shares Outstanding	39,416,278	38,801,840

EARNINGS PER SHARE—Basic
Income from continuing operations	$0.01	$0.08

(Loss) from discontinued operations	$(0.05)	$0.00

Net income (loss)	$(0.07)	$0.08

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock $.001 par			Retained Earnings Accumulated Deficit
			Additional Paid in Capital		Shareholders' Equity
	Shares	Par Value
BEGINNING BALANCE AT DECEMBER 31, 2006	38,312,950	38,313	9,123,697	(155,998)	9,006,012
Shares issued for:
Conversion of notes payable	—	—	—	—	—
Compensation	610,000	610	609,390	—	610,000
Services	35,000	35	34,965	—	35,000
Warrant exercise	—	—	—	—	—
Tactical Applications Group	250,000	250	499,750	—	500,000
Stock option based compensation	—	—	6,800	—	6,800
Net income	—	—	—	3,140,016	3,140,016

BEGINNING BALANCE AT DECEMBER 31, 2007	39,207,950	39,208	10,274,602	2,984,018	13,297,828
Shares issued for:
Investors	153,010	153	99,101	—	99,254
Compensation	—	—	—	—	—
Services	125,000	125	127,375	—	127,500
Warrant exercise	—	—	—	—	—
APSG acquisition	100,000	100	199,900	—	200,000
Stock option based compensation	—	—	84,247	—	84,247
Placement agent warrants	—	—	511,092	—	511,092
Dividends	—	—	—	(1,081,801)	(1,081,801)
Stock issuance and registration costs			(1,561,415)	—	(1,561,415)
Equity impact of Tactical Applications Group diverstiture			(200,286)	200,286	—
Net loss	—	—	—	(1,635,788)	(1,524,760)

ENDING BALANCE AT DECEMBER 31, 2008	39,585,960	$39,586	$9,534,616	$466,715	$10,151,945

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,635,788)	$3,140,016
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Change in fair value associated with preferred stock and warrants	(4,350,916)	—
Common stock issued in lieu of cash for compensation and services	—	645,000
Stock based compensation expense	84,247	6,800
Amortization of deferred financing costs	422,902	—
Discount on Series A preferred stock	429,267	—
Depreciation and amortization	842,532	392,115
Loss on disposal of fixed assets	—	136
Changes in operating assets and liabilities:
Accounts receivable	1,292,515	(2,428,543)
Inventories	(184,669)	(383,029)
Deposits and other assets	170,524	(528,620)
Cost in excess of billing on uncompleted contracts	(2,131,115)	(3,549,059)
Prepaid expenses and other assets	(550,627)	(1,145,166)
Deferred tax assets	2,969,150	(596,611)
Deferred financing costs	(146,010)	—
Advances for future acquisitions	(21,559)	—
Investment in affiliate	—	(40,000)
Accounts payable and accrued expenses	(1,863,745)	950,298
Accrued liabilities	(48,871)	225,225
Deferred tax liability	(3,965,150)	1,493,405
Due to related party	(12,741)	12,741

Net cash used in operating activities	(8,700,052)	(1,805,292)

Cash flows from continuing investing activities:
Purchase of equipment	(3,461,440)	(887,723)
Cash paid for acquisition in excess of cash received	(400,000)	(485,795)

Net cash used in investing activities	(3,861,440)	(1,373,518)

Cash flows from continuing financing activities:
Proceeds from notes payable	113,158	140,000
Proceeds from line of credit	76,832	—
Repayments of short term financing	(169,452)	(90,050)
Payments toward cost of raising capital	(1,374,482)
Payments of dividends	(1,081,801)	—
Net proceeds from the sale of common stock	99,254	—
Proceeds from sale of Series A Convertible Preferred Shares, net of of capitalization costs of $1,050,000	13,950,000	—

Net cash provided by financing activities	11,613,509	49,950

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the years ended December 31, 2008 and 2007

	2008	2007
Discontinued operations
Cash provided by (used in) operating activities	(111,932)	(388,069)

Net cash used in discontinued operations	(111,932)	(388,069)

NET INCREASE (DECREASE) IN CASH	(1,059,915)	(3,516,929)
CASH AT BEGINNING OF YEAR	1,434,373	4,951,302

CASH AT END OF PERIOD	$374,457	$1,434,373

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$14,315	$39,111

Cash paid for taxes	$537,493	$—

Supplemental disclosure of non-cash financing activities
Stock options issued in lieu of cash for compensation	$84,247	$6,800

Stock issued in lieu of cash for compensation	$—	$645,000

Dividends paid in cash	$800,252	$—

Fair value of placement agent warrants	$511,742	$—

        Assets and liabilities received in acquisition of Tactical Applications Group and American Anti-Ram, Inc.

	AAR	TAG
Fixed assets	$30,000	$69,948
Inventory	$150,000	$301,078
Goodwill	$450,000	$1,680,361
Accounts payable and accrued expense	$(30,000)	$(28,966)
Notes payable	$—	$(36,626)
Shares issuable in connection with acquisition	$(200,000)	$(500,000)
Cash paid in connection with acquisition	$(400,000)	$(500,000)
Amounts due to Tactical Application Group, Inc.	$—	$(1,000,000)
Amounts due to American Anti-Ram, Inc.	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        American Defense Systems, Inc. (the "Company" or "ADSI") was incorporated under the laws of the State of Delaware on December 6, 2002.

        On May 1, 2003, the stockholder of A. J. Piscitelli & Associates, Inc. ("AJP") exchanged all of his issued and outstanding shares for shares of American Defense Systems, Inc. The exchange was accounted for as a recapitalization of the Company, wherein the stockholder retained all the outstanding stock of American Defense Systems, Inc. At the time of the acquisition American Defense Systems, Inc. was substantially inactive.

        On November 15, 2007, the Company entered into an Asset Purchase Agreement with Tactical Applications Group ("TAG"), a North Carolina based sole proprietorship, and its owner. TAG has a retail establishment located in Jacksonville, North Carolina that supplies tactical equipment to military and security personnel. As discussed more fully in Note 8, the operations of TAG were discontinued on January 2, 2009.

        In January 2008, American Physical Security Group, LLC ("APSG") was established as a wholly owned subsidiary of the Company for the purposes of acquiring the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades. This acquisition represents a new product line for the Company. APSG is located in North Carolina.

Nature of Business

        The Company designs and supplies transparent and opaque armor solutions for both military and commercial applications. Its primary customers are United States government agencies and general contractors who have contracts with governmental entities. These products, sold under Vista trademarks, are used in transport and fighting vehicles, construction equipment, sea craft and various fixed structures which require ballistic and blast attenuation.

        The Company also provides engineering and consulting services, develops and installs detention and security hardware, entry control and monitoring systems, intrusion detection systems, and security glass. The Company also supplies vehicle anti-ram barriers. Its primary customer for these services and products are the detention and security industry.

Principles of Consolidation

        The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, A.J Piscitelli & Associates, Inc. and American Physical Security Group, LLC. The accounts of TAG have been presented as discontinued operations as discussed more fully in Note 8. All significant intercompany accounts and transactions have been eliminated in consolidation.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Terms and Definitions

ADSI	American Defense Systems, Inc. (the "Company")
AJP	A.J. Piscitelli & Associates, Inc., a subsidiary
APB	Accounting Principles Board
ARB	Accounting Review Board
APSG	American Physical Security Group, LLC, a subsidiary
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
PCAOB	Public Companies Accounting Oversight Board
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
TAG	Tactical Applications Group, a subsidiary
YTD-2008	The year ended December 31, 2008

Use of Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for revenue recognition, income taxes and accrued liabilities among others. Actual results could differ materially from those estimates.

        Significant estimates for all periods presented include cost in excess of billings, liabilities associated with the Series A Preferred Stock and Investor Warrants and valuation of deferred tax assets.

Revenue and Cost Recognition

        The Company recognizes revenue in accordance with the provisions of SAB 104, "Revenue Recognition", which states that revenue is realized and earned when all of the following criteria are met:

  (a)
  persuasive evidence of the arrangement exists,

  (b)
  delivery has occurred or services have been rendered,

  (c)
  the seller's price to the buyer is fixed and determinable and

  (d)
  collectibility is reasonably assured.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Under this provision, revenue is recognized upon satisfactory completion of specified inspection, wherein by contract, customer acceptance and delivery occurs and title passes to the customer.

Contract Revenue

  Cost in Excess of Billing

        All costs associated with uncompleted customer purchase orders under contract are recorded on the balance sheet as a current asset called "Costs in Excess of Billings on Uncompleted Contracts." Such costs include direct material, direct labor, and project-related overhead. Upon completion of purchase order, costs are then reclassified from the balance sheet to the statement of operations as costs of revenue. A customer purchase order is considered complete when a satisfactory inspection has occurred, resulting in customer acceptance and delivery.

  Billing in Excess of Cost

        All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a current liability called "Billings in Excess of Costs on Uncompleted Contracts." Upon completion of the purchase order, all such billings are reclassified from the balance sheet to the statement of operations as revenues. Due to the structure of the Company's contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as liabilities as of December 31, 2008 or 2007. Contract retentions are included in accounts receivable.

Retail Revenue

        The Company recognizes revenue from its retail location upon point of sale. Due to the nature of the merchandise sold, the Company does not accept returns and, therefore, no provision for returns has been recorded as of December 31, 2008 or 2007. As a result of the discontinuing of TAG operations, the Company does not anticipate generating retail revenue in the future. As discussed in Note 8, revenue generated in 2008 and 2007 from TAG retail operations was $1,306,449 and $154,562, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentrations

        Cash and cash equivalents are maintained in financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For the years ended December 31, 2008 and 2007, the Company derived 97% and 99% of its revenues from various U.S. government entities.

Inventories

        Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Equipment

        Equipment is stated at cost less accumulated depreciation. Depreciation is provided using a straight-line method over an estimated useful life of three to five years. Expenditures for repairs and maintenance are charged to expense as incurred.

Long-Lived Assets

        The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change, such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized.

Goodwill and Indefinite-Lived Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. The primary driver that generates goodwill is the value of synergies between the acquired entities and the company, which does not qualify as an identifiable intangible asset. The Company does not amortize the goodwill balance.

        The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company has recorded goodwill associated with the asset purchase agreements with TAG and APSG in the amount of $450,000 and $1,680,361 as of December 31, 2008 and 2007. The Company recognized a net goodwill impairment of $1,000,000 within the discontinued operations of TAG.

Advertising Costs

        The Company expenses all advertising costs as incurred.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

        Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options and restricted common stock.

Fair Value of Financial Instruments

        Fair value of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities.

Income Taxes

        The Company accounts for income taxes according to SFAS 109 "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

        The Corporation adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company's financial statements.

        The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since its inception in 2000.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

Business Combinations

        In December, 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" (hereinafter "SFAS No. 141 (revised 2007)"). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS 141 (revised 2007) is broader than the scope of SFAS 141, which it replaces. The effective date of SFAS 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company's consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51

        In December, 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement is not expected to have an immediate material effect on the Company's consolidated financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS 161, "Disclosure about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS 161 on the Company's consolidated financial statements.

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets,", which amends the factors that should be considered in developing renewal or extension

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assumptions used to determine the useful life of intangible assets under FASB 142 "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

        In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for the Company as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

        In June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock." EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

Equity Method Investment Accounting Considerations

        In November 2008, the FASB issued EITF 08-6, "Equity Method Investment Accounting Considerations." EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-6 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

        In November 2008, the FASB issued EITF 08-7, "Accounting for Defensive Intangible Assets." EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary

        In November 2008, the FASB issued EITF 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary." EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reporting entity's own stock. EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," or from being within the scope of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF 08-8 on its consolidated financial position and results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

        In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This FSP amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS 140-4 also amends FIN 46(R)-8, "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS 140-4 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

        In December 2008, the FASB issued FSP FIN 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises." FSP FIN 48-3 defers the effective date of FIN 48, "Accounting for Uncertainty in Income Taxes," for certain nonpublic enterprises as defined in SFAS 109, "Accounting for Income Taxes." However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN 48-3 was effective upon issuance. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

Employers' Disclosures about Postretirement Benefit Plan Assets

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS 132(R)-1. The Company is currently assessing the impact of FSP FAS 132(R)-1 on its consolidated financial position and results of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND ACCOUNTS RECEIVABLE

Costs in Excess of Billings and Billing in Excess of Costs

        The cost in excess of billings on uncompleted contracts reflects the accumulated costs incurred on contracts in production but not completed. Upon completion, inspection and acceptance by the customer, the contract is invoiced and the accumulated costs are charged to statement of operations as costs of revenues. During the production cycle of the contract, should any progress billings occur or any interim cash payments or advances be received, such billings and/or receipts on uncompleted contracts are accumulated as billings in excess of costs. The Company fully expects to collect net costs incurred in excess of billing and periodically evaluates each contract for potential disputes related to contract overruns and uncollectable amounts. There was no bad debt expense recorded for the years ended December 31, 2008 and 2007.

        Net costs incurred in excess of billing consisted of the following as of December 31, 2008 and December 31, 2007

	2008	2007
Cost in excess of billings on uncompleted contracts	$7,143,089	$5,011,974
Billings and/or receipts on uncompleted contracts	—	—

Net costs incurred in excess of billing on uncompleted contracts	$7,143,089	$5,011,974

Backlog

        The estimated gross revenue on work to be performed on backlog was $57 million and $48 million as of December 31, 2008 and 2007, respectively.

Accounts Receivable

        The Company records accounts receivable related to its long-term contracts, based on billings or on amounts due under the contractual terms. Accounts receivable consist primarily of receivables from completed contracts and progress billings on uncompleted contracts. Allowance for doubtful accounts is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Any amounts considered recoverable under the customer's surety bonds are treated as contingent gains and recognized only when received.

        Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At December 31, 2008 and December 31, 2007, the Company had $4,981,150 and $6,711,161, respectively, of accounts receivable, of which the Company considers all to be fully collectible. There was no bad debt expense recorded for the years ended December 31, 2008 and 2007.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2008 and 2007 consisted of the following:

	For the years ended December 31,
	2008	2007
Leasehold improvements	$1,749,367	$609,257
General equipment	666,120	326,142
Light vehicles and trailers	221,247	218,168
T2 Demonstration range and firearms	744,454	47,290
Office equipment	855,294	533,226
Furniture and fixtures	163,658	73,367
Aircraft	868,750	—

	5,268,890	1,807,450
Less: accumulated depreciation and amortization	1,524,954	682,422

	$3,743,936	$1,125,028

        For the years ended December 31, 2008 and 2007, the Company recorded $842,532 and $392,115 in depreciation and amortization expense, respectively.

        The Company maintains its firearms under the custodianship of an individual in accordance with New York State law. The firearms are used for testing and demonstrating the effectiveness of the Company's bullet resistant and blast mitigation products.

4. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Southern California Gold Products d/b/a Gypsy Rack

        On July 10, 2007, the Company filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor's President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court's order, the Company filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney's fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. No further, significant actions have occurred since that date and the matter is still pending resolution at December 31, 2008.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Dispute

        On December 6, 2006, the former Chief Financial Officer commenced an action against the Company for breach of contract arising from his termination of employment in the Eastern District of Ohio. The matter was transferred on defendant's motion to the United States District Court, Eastern District of New York. The Complaint seeks damages in excess of $500,000 inclusive of interest. In April 2008, the parties reached a settlement of $200,000 in this matter.

Breach of Contract

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

Breach of Contract

        On March 4, 2008, the Company's former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. The Complaint seeks damages in excess of $3,000,000. The Company believes the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, a second action was commenced against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May, 7 2008, the Company served a motion to dismiss the complaint, which is fully submitted to the Court. No amounts have been accrued for damages as the Company believes meritorious defenses to the claims exist. The Company intends to vigorously defend this action. No further, significant actions have occurred and the matter is still pending resolution at December 31, 2008.

Operating Leases

        The Company occasionally rents various storage facilities and equipment from unrelated parties for in-progress jobs. The Company rents these items on a short-term basis.

        For the years ended December 31, 2008 and 2007, the Company incurred rent expense for its short-term rentals of $67,168 and $1,049,738, respectively.

        The Company entered into a five-year lease commencing on September 23, 2004 for corporate offices, R&D center, and warehouse facility. This lease was amended in January 2007 to include the rental of additional space. This amendment extends the existing lease through September 2011. Future minimum rental commitments for the years ended December 31 are as follows:

2009	$969,004
2010	998,074
2011	765,273

Total	$2,732,351

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

        In January 2007, the Company amended the existing employment agreements with its President, Chief Financial Officer and Chief Operating Officer for an additional 5 years ending December 31, 2011 under modified terms and conditions. The salaries range from $130,000 to $375,000 per individual. The employment agreements provide for an annual bonus of an amount not less 2.5% of any increase in net income before extraordinary and non-recurring items and income taxes over the prior fiscal period. The agreements also provide for the entitlement to participate in the stock option plan, medical insurance benefits, and payments of the term-life insurance and disability insurance premiums for the benefit of the individuals during the term of the agreements.

Financing

        As of December 31, 2008 and 2007, the Company has access to $12 million and $15 million dollars of financing, respectively, with TD North Bank, f/k/a Commerce Bank as follows:

  (A)
  A $3 Million Term Loan—Under this loan, the Company pays interest of 2.0% over the libor rate. There was no balance on this loan as of December 31, 2007. The Company did not renew the loan under the terms of the agreement.

  (B)
  $12 Million Line of Credit—This line of credit allows the Company to borrow up to $12 Million dollars, limited to 80 - 85% of the total accounts receivable. Under the line of credit, the Company is charged interest at 1.75% over the libor rate. The line of credit repayment terms are due upon demand. The balance as of December 31 2008 and 2007 was $76,832 and $49,950, respectively.

Employee Benefit Plan

        The Company sponsors the American Defense Systems, Inc. 401 (k) Plan ("the Plan") established in December 2004 to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

        Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. Under the Plan the Company may make discretionary matching contributions. As of December 31, 2008, the Company did not make any matching contributions, however a Safe Harbor Matching Contribution in the amount of approximately $160,000 was made. There were no such matching contributions made for the year ended December 31, 2007.

5. STOCKHOLDERS' EQUITY

Warrants

        As part of the February 2005 private offering, the Company issued purchase warrants for up to 808,462 shares of common stock at the purchase price of $1.00 per share to the placement agent which will expire September 1, 2010. The original warrants issued in connection with the offering expired on August 31, 2006.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCKHOLDERS' EQUITY (Continued)

        The following is a summary of stock warrants outstanding at December 31, 2008 and December 31, 2007.

	Warrants	Exercise Price	Value if Exercised
Beginning balance	808,462	1.00	$808,462
Exercised	(34,782)	1.00	(34,782)
Forfeited or expired	—	1.00	—

Ending balance	773,680	1.00	$773,680

        In accordance with SFAS 123 "Accounting for Stock-Based Compensation," and SFAS 148 "Accounting for Stock-Based Compensation—Transition and Disclosure", the Company accounts for the stock warrants using the fair value method.

        The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	3.22%
Expected volatility	10 - 20%
Expected life	1.5 Years - 5.5 Years
Expected dividends	—

        Based on the assumptions noted above, the fair market value of the warrants was valued at $330,475, which has been reflected in the Statement of Stockholders' Equity as of December 31, 2005. No value was attributed to warrants in 2007 or 2008.

Stock Option Plan

        On December 3, 2007, the Company adopted the American Defense Systems, Inc. 2007 Incentive Compensation Plan. Under this plan, stock options may be granted to employees, officers, consultants or others who provide services to the Company.

        On December 14, 2007, 1,645,000 stock options were granted to officers and employees of the Company.

        An additional 75,000 stock options were granted to employees of the Company on February 20, 2008.

        On July 23, 2008, The Company entered into an Independent Consulting Agreement which included the option to purchase 175,000 shares of the Company's common stock with an exercise price equal to the fair market value of a share of the Company's common stock on each July 31 during the term of the Consulting Agreement. The Consulting Agreement will be effective until July 31, 2011 unless earlier terminated by either party.

        During October 2008, the Company issued 100,000 options as compensation to officers and employees. The exercise price per share is $2, and the options will vest at the rate of 20% per year with the first 20% vesting upon the first anniversary of the grant date. They will expire between October 8, 2015 and October 31, 2015, as applicable.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCKHOLDERS' EQUITY (Continued)

        The following is a summary of stock options outstanding at December 31, 2008 and December 31, 2007.

Beginning balance—December 31, 2007	1,645,000
Options issued	350,000
Exercised	—
Forfeited or expired	—

Ending balance—December 31, 2008	1,995,000

        The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	4.23%
Expected volatility	45%
Forfeiture rate	10%
Expected life	5 Years
Expected dividends	—

        Based on the assumptions noted above, the fair market value of the options issued was valued at $447,489, of which $84,247 and $6,800 has been expensed in the Statement of Operations as of December 31, 2008 and 2007, respectively.

Shares issued for services

        The Company issued 610,000 shares to employees for compensation during 2007. These shares were valued at $610,000. There were no such shares issued during 2008.

        The Company issued 35,000 shares in exchange for property and board of director services during 2007. These shares were valued $35,000. No such shares were issued during 2008.

Shares issued in connection with Asset Purchase Agreement

        In January 2008, the Company acquired the assets of American Anti-Ram, a manufacturer of crash tested vehicle barricades. The purchase price for this acquisition included cash and 100,000 shares of Company stock, valued at $2 per share. Upon completion of the asset acquision, the Company transferred the acquired assets of American Anti-Ram, Inc. to its wholly owned subsidiary APSG.

        On November 15, 2007, the Company entered into an Asset Purchase Agreement with TAG, a North Carolina based sole proprietorship, and its owner. TAG has a retail establishment that supplies tactical equipment to military and security personnel. The Company will purchase substantially all of the assets, properties, rights and interests used in or related to the retail operations of TAG, in accordance with the provisions of the agreement. The purchase price included cash and 250,000 shares of Company stock valued at $2 per share.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ACQUISITION

American Anti-Ram, Inc.

        In January 2008, the Company acquired the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades. The terms of the purchase agreement specified an initial purchase price of $600,000 plus an additional payment to be determined, based on performance. On the date of acquisition, $100,000 of the initial purchase price has been paid in cash and 100,000 shares of ADSI stock, valued at $2 per share, were issued. The Company has paid the remaining $300,000 as of December 31, 2008 which completes the $600,000 initial cash purchase price. The performance portion of the purchase price will be negotiated based on the aquiree's performance.

        The Company acquired approximately $150,000 in net assets in this acquisition. Of the initial purchase price of $600,000, $150,000 of the consideration had been allocated to assets and liabilities based internal assessments, resulting in $450,000 initially allocated to goodwill. The primary driver that generates goodwill is the value of the opportunity to enter the barricade business, which does not qualify as an identifiable intangible asset.

7. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS

        The Company entered into a Securities Purchase Agreement ("Purchase Agreement") on March 7, 2008 to sell shares of its Series A Convertible Preferred Stock ("Series A Preferred") and warrants ("Investor Warrants") to purchase shares of its common stock, and to conditionally sell shares of the Company's common stock, to three investors. The investors have agreed to purchase an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants is $15,000,000 and the aggregate purchase price for the common stock is $500,000.

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

        In connection with sale of the Series A Preferred and Investor Warrants under the Securities Purchase Agreement described above, the Company's placement agent for the transaction is entitled to a cash fee equal to 6.0% of the gross proceeds and warrants to purchase that number of shares of common stock equal to 6.0% of the number of shares of common stock issued in the financing. For the initial closing above, the placement agent received a cash payment of $658,500 (6.0% of $10,975,000) and warrants to purchase 493,872 shares of Common Stock (6.0% of the sum of (i) 5,487,500, the initial number of shares of Common Stock into which the Series A Preferred issued in the March 7,

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

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

Series A Convertible Preferred Stock

        The provisions for the Series A Preferred are as follows:

  Dividends on Series A Preferred

        The shares of Series A Preferred accrue a cumulative dividend at a rate of 9% per annum of the Conversion Amount, as defined below. Dividends on the Series A Preferred shall be cumulative, shall accrue, whether or not declared, and be payable quarterly in cash or, at the Company's option, payable in common stock at 10%. As of December 31, 2008, the Company has accrued $561,528 for dividends payable.

  Liquidation Preference

        In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary (a "Liquidation"), the holders of shares of the Series A Preferred then outstanding shall be entitled to receive an amount per Series A Preferred equal to 110% of the Conversion Amount.

  Voting Rights

        Holder's of Series A Preferred are entitled to vote on an "as if" converted basis and vote with the common stockholders as required. Voting rights are subject to the maximum ownership percentage of 9.99%.

  Holder's Right to Convert

        At any time the holder of any such shares of Series A Preferred may, at such holder's option, elect to convert all or any portion of their whole number of shares of Series A Preferred held by such person into Common stock at the Conversion Rate, which is equal to the Conversion Amount divided by the Conversion Price. The Conversion Amount shall initially be equal to the Stated Value ($1,000 per share) times the number of shares subject to conversion. The Conversion Price is the Initial Conversion Price ($2.00). The conversion Price shall be reduced by (i) 4% of the Initial Conversion Price on or after May 30, 2008 if the Company's common stock is not listed on an Eligible Market and (ii) a further 1.5% of the Initial Conversion Price on each 30th day thereafter until the Company's common stock is so listed; provided, however, that all decreases shall in no event be more than 10% of the Initial Conversion Price. The Conversion Price is also subject to certain standard anti-dilution adjustment provisions.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

  Redemption at Option of Holders

        Triggering Event—Upon the occurrence of a Triggering Event, each Holder may, at such Holder's option, subject to the Limitation on Damages, require the Company to redeem all or a portion of such Holder's Series A Stock shares at a price per Preferred Share equal to the greater of (i) 110% of the Conversion Amount (or, in the case of the Triggering Events set forth in Sections 3(a)(v) and 3(a)(vi), 100% of the Conversion Amount) and (ii) the product of (A) the Conversion Rate in effect at such time and (B) the Closing Sale Price of the Company's common stock on the trading day immediately preceding such Triggering Event (the "Triggering Event Redemption Price").

        Failure to Satisfy Equity Condition—If the Equity Conditions are not satisfied as of December 31, 2008, then on any date thereafter that any Equity Condition (as defined in the Series A Preferred Certificate) is not satisfied the Holders shall have the right, in its sole discretion, to require that the Company redeem all of or any portion of such Holder's Series A Preferred shares in cash at a price equal to 100% of the Conversion Amount.

  Redemption by Company

        Mandatory redemption—If any Series A Preferred shares remain outstanding on the Maturity Date, which is December 31, 2010, the Company shall redeem all such Series A Preferred shares on the Maturity Date for an amount in cash per Preferred Share equal to the Conversion Amount.

        Optional redemption—At any time on or after the (i) 2nd anniversary of the Public Company Date (the date on which the Company's securities are initially registered under the Exchange Act), (A) the median price of the Weighted Average Price of the Company's common stock over any consecutive 30 Trading Day period is greater than $3.00 per share, (B) the median trading volume for such period is greater than 75,000 shares and (C) there shall not have been any Equity Conditions Failure or (ii) 6-month anniversary of a Qualified Public Offering and there shall not have been any Equity Conditions Failure, the Company shall have the right to redeem any or all of the Series A Preferred shares to cash in an amount equal to 100% of the Conversion Amount.

  Consent Agreement

        The Company entered into a Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008 (the "Consent Agreement"), in which the parties agreed that the Company would not be permitted to issue shares of common stock as dividends on, or upon conversion of, the Series A Preferred or upon the exercise of the Warrants in excess of a specified number of shares without the approval of the Company's stockholders. In the Consent Agreement, the Company covenanted, for the fiscal year ending December 31, 2008 (A) to achieve (i) Revenues (as that term is defined in the Consent Agreement) equal to or exceeding $50,000,000 and (ii) Consolidated EBITDA (as that term is defined in the Consent Agreement) equal to or exceeding $13,500,000, and (B) to publicly disclose and disseminate, and to certify to to the Series A Convertible Preferred Stockholders, its operating results for such period, no later than February 15, 2009 (collectively, the "Financial Covenants").

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

  Accounting for the Series A Preferred

        The Company accounted for the transaction in accordance with SFAS 150 "Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity." SFAS 150 provides guidance on how financial instruments should be classified and measured when characteristics of both liabilities and equity exist and requires that an entity classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. The mandatory redemption provision incorporated into the Series A Preferred causes the stock to fall within the scope of SFAS 150 since the Company must redeem the stock by December 31, 2010 by transferring cash to the Holders.

        The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to placement agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance. In addition, under SFAS 150, paragraph 20, "mandatorily redeemable instruments must be measured initially at fair value." Therefore, after the initial recording of the Series A Stock based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a loss.

        The valuation of the Series A Preferred at December 31, 2008 is as follows:

Security	Face Value	Fair Value	Allocation of proceeds	Proceeds in excess of fair value
Series A Preferred	$15,000,000	$10,981,577	$13,459,474	2,477,897
Warrants	—	90,409	1,540,526	1,450,117

	$15,000,000	$11,071,986	$15,000,000	$3,928,014

        Although the Company received a Notice of Triggering Event Redemption and Demand for Payment, the Series A Preferred Stock and Investor Warrant liability continue to be presented as long term liabilities. The Company is precluded from satisfying such a demand, due to its lack of sufficient surplus as such term is defined under Delaware law to effect the redemption sought by the Series A Preferred Stockholder, and restrictions under our revolving line of credit would nevertheless prohibit any such redemption.

        For the year ended December 31, 2008, the Company has recorded a net gain on adjustment of fair value of their Series A Preferred of $2,900,799.

Investor Warrants

        In connection with the closings under the Purchase Agreement, Investor Warrants to purchase up to 3,750,000 shares of Common Stock at $2.40 per share were issued in addition to the 15,000 shares of Series A Preferred.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

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

        The Investor Warrants were accounted for as follows:

  (a)
  The warrants meet the criteria under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. At the initial date of issuance, the Company recorded a derivative liability of $1,142,503, which represents the fair value of the Investor Warrants and a loss on Investor Warrants of $146,510. Upon the second closing, the Company recorded a derivative liability of an additional $398,023 and a loss on Investor Warrants of $51,836. This liability was subsequently adjusted to fair value as of December 31, 2008 and a corresponding fair value adjustment of $1,450,117 reduced the derivative liability. The total net gain on Investor Warrants as of December 31, 2008 was $1,450,117.

  (b)
  The warrants meet the criteria under EITF 01-6 "The Meaning of Indexed to a Company's Own Stock", which provides guidance as to whether a contract is indexed to a Company's own stock. However, since the warrants do not meet the criteria for reporting as an equity instruments under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the Investor Warrants is included as a noncurrent liability.

        In valuing the Investor Warrants associated with the Series A Preferred Stock the Company used the Black-Scholes option pricing model with the following range of assumptions:

	March 7, 2008	April 4, 2008
Expected Life	3.10 Years	2.78 Years
Risk-Free Rate	2.13%	2.85%
Expected Volatility	40%	40%
Dividend Rate	0%	0%

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

        The resulting values per warrant for the March 7, 2008 and the April 4, 2008 issuances were $.47 and $.07, respectively. The resulting fair value associated with the 3,750,000 Investor Warrants as of December 31, 2008 was $90,409.

Placement Agent Warrants

        In connection with the sale of the Series A Preferred and Investor Warrants, the placement agent was entitled to receive warrants (Placement Agent Warrants) to purchase a total of 6% of the number of common stock issued in the financing or 675,000 shares. The Placement Agent Warrants were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants recorded at fair value at the date of issuance. Under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company satisfies the criteria for classification of the Placement Agent Warrants as equity.

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

Deferred Financing Costs

        Deferred financing costs include the corresponding amount associated with the Placement Agent Warrants as indicated above, along with all other costs associated with obtaining the Series A Preferred financing. Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as Other Assets on the balance sheet and is amortized as additional financing costs over the term of the Series A Preferred using the interest method. Deferred financing costs include the following as of December 31, 2008:

Placement agent costs	$900,000
Investor expenses	60,000
Legal and other related costs	233,350
Fair market value of placement agent warrants	511,742

Less: amortization	(429,267)

Deferred financing costs, net	$1,277,833

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DISCONTINUED OPERATIONS

        On January 2, 2009, the Company entered into an agreement with the prior owners of TAG to sell the assets and liabilities back to TAG. TAG was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company's continuing operations.

        The following amounts represent TAG's operations and have been segregated from continuing operations and reported as discontinued operations as of December 31, 2008 and 2007.

	2008	2007
Contract Revenues Earned	$1,306,449	$154,562
Cost of Revenues Earned	(599,119)	(83,534)

Gross Profit	707,330	71,028

Operating Expenses	(611,584)	(107,843)
Other Expenses	(326,579)	49,537

Net Loss	$(230,833)	$12,722

        The following is a summary of assets and liabilities of TAG discontinued operations as of December 31, 2008 and 2007.

	2008	2007
Assets
Cash	$75,103	$45,514
Inventory	591,688	301,079
Prepaid Expenses	174
Property and Equipment, net	69,648	69,821
Deferred Financing Costs

Total Assets	$736,613	$416,414

Liabilities
Accounts Payable	$700,287	$37,233
Short Term Notes	36,326	36,326

Total Liabilities	$736,613	$73,559

        In accordance with the terms of the agreement, the original owners of TAG agreed to repay $1,000,000 of the original $2,000,000 consideration as follows:

2009	$75,000
2010	$100,000
2011	$175,000
2012	$275,000
2013	$375,000

Total	$1,000,000

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DISCONTINUED OPERATIONS (Continued)

        The Company has included the entire amount as notes receivable on its balance sheet, of which $75,000 is included within other current assets and $925,000 is recorded as a long term notes receivable. The original owners of TAG have collateralized the note receivable with their personal residence and the 250,000 shares issued to them on the date of acquisition. These shares are being held by the Company in escrow since January 2009 and will be returned upon final payment toward the note receivable.

9. INCOME TAXES

        The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	2008	2007
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	$(2,060,462)	(218,201)
State	(681,154)	(65,000)

	(2,741,616)	(283,201)
Benefit from the operating loss carryforward	1,745,616	645,682

Provision (benefit) for income taxes, net	$(996,000)	$362,481

        The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2008	2007
Statutory federal income tax rate	34.0%	34.0%
Increase in valuation allowance	(40.0)%	(0.0)%
State income taxes	6.0%	6.0%

Effective tax rate	(0)%	(0)%

        Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

	2008	2007
Deferred income tax asset:
Net operating loss carry-forwards	$2,163,224	$1,906,800
Accounts payable and accrued expense	—	2,230,182
Billing in excess of cost
Valuation allowance	(995,392)	—

Deferred income tax asset	$1,167,832	$4,136,982

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

	2008	2007
Deferred income tax liability:
Accounts receivable	$—	$2,684,400
Inventory	—	294,983
Prepaid expenses	—	742,558
Cost in excess of billings	—	243,208
Valuation allowance	—	—

Deferred income tax liability	$—	$3,965,150

        During 2007, the Company was required to change its method of accounting for income tax reporting purposes from cash to accrual basis. Therefore, during 2008, there were no temporary differences arising differences in tax and financial statements basis for assets or liabilities.

        The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2008	2007
Deferred tax assets
Current	$—	$2,230,182
Non-current	1,167,832	1,906,800

Net deferred income tax asset	1,167,832	4,136,982

Deferred tax liability
Current	$—	$3,965,150
Non-current	—	—

Net deferred income tax liability	—	3,965,150

        The Company has a net operating loss carryforward of approximately $4,626,000 available to offset future taxable income through 2021.

        The Company has recorded a valuation allowance at December 31, 2008 of 50% or $995,392. No valuation allowance was recorded as of December 31, 2007 as it was expected that the deferred tax assets and liabilities are expected to be realized. The net change in valuation allowance from 2007 to 2008 was an increase of $995,392.

        Effective January 1, 2007, the Company was required to change its method of accounting from cash-basis to accrual basis for income tax reporting purposes due to certain thresholds required by the Internal Revenue Service. As a result of this change, the Company offset all net operating losses available to them through December 31, 2006 on its 2007 income tax return.

10. SUBSEQUENT EVENT

Series A Preferred Stock

        The Company, West Coast Opportunity Fund, LLC ("WCOF"), Centaur Value Partners, LP ("Centaur Value") and United Centaur Master Fund ("United Centaur", and together with Centaur Value, "Centaur") entered into a Securities Purchase Agreement, dated March 7, 2008 (the "Purchase

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SUBSEQUENT EVENT (Continued)

Agreement"), pursuant to which WCOF and Centaur purchased an aggregate of 15,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") and warrants to acquire an aggregate of 3,750,000 shares of the Company's common stock (the "Warrants") for an aggregate purchase price of $15,000,000.

        The Company, WCOF and Centaur entered into a Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008 (the "Consent Agreement"), in which the parties agreed that the Company would not be permitted to issue shares of common stock as dividends on, or upon conversion of, the Series A Preferred or upon the exercise of the Warrants in excess of a specified number of shares without the approval of the Company's stockholders. In the Consent Agreement, the Company covenanted, for the fiscal year ending December 31, 2008 (A) to achieve (i) Revenues (as that term is defined in the Consent Agreement) equal to or exceeding $50,000,000 and (ii) Consolidated EBITDA (as that term is defined in the Consent Agreement) equal to or exceeding $13,500,000, and (B) to publicly disclose and disseminate, and to certify to WCOF and Centaur, its operating results for such period, no later than February 15, 2009 (collectively, the "Financial Covenants").

        The Company did not meet the Revenue and Consolidated EBITDA targets set forth in the Consent Agreement and was not in a position to disclose or certify its operating results by February 15, 2009.

        The Consent Agreement purports to provide that the breach of the Financial Covenants are each deemed a "Triggering Event" under Section 3(a)(vii) of the Company's Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the "Certificate of Designations"), giving the holders of the Series A Preferred the right to require the Company to redeem all or a portion of such holder's Series A Preferred shares at a price per share as calculated pursuant to Section 3(b)(i) of the Certificate of Designations. The Company had negotiated the key terms of a resolution to the foregoing with WCOF and Centaur, and, to that end entered into a Term Sheet with each of WCOF and Centaur dated February 13, 2009 (the "WCOF Term Sheet" and the "Centaur Term Sheet", respectively, and, collectively, the "Term Sheets").

        Pursuant to the Term Sheets, the Series A Preferred Stockholders would have consented to amend the Consent Agreement to delete the Financial Covenants and exchange their shares of Series A Preferred for (i) shares of a new Series B Preferred, (ii) secured notes and (iii) certain amounts in cash.

        In order to allow the parties to negotiate definitive agreements relating to the foregoing and to consummate the same, WCOF and Centaur had agreed, subject to the terms and conditions set forth in the letters of forbearance entered into by the Company and each of WCOF and Centaur on February 13, 2009 to forbear from exercising their rights and remedies, including without limitation the right to cause the redemption of the Series A Preferred shares as a result of breaches of the Consent Agreement described above, until the earlier of (a) the date on which any Triggering Event (as defined in the Certificate of Designations), other than a breach of the Financial Covenants, shall occur or exist and (b) February 27, 2009.

        The Forbearance Period expired effective February 27, 2009. The Company received a notice of Triggering Event redemption purportedly pursuant to a redemption option provided under the Certificate of Designation (or Notice of Triggering Event Redemption) on April 14, 2009 from a

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SUBSEQUENT EVENT (Continued)

Series A Preferred Stockholder that holds approximately 94% of such preferred stock. The Series A Preferred Stockholder has demanded that the Company immediately redeem 14,025 shares of the Series A Preferred, which constitutes all of the shares of Series A Preferred held by such Series A Preferred Stockholder, at an aggregate price of $15,427,500. The Series A Preferred Stockholder has also demanded payment of $470,317 as dividends they assert have accrued from January 1, 2009 through April 13, 2009, on their Series A Preferred at the cash dividend rate of 12%, as well as $70,000.00 in legal fees and expenses incurred in connection with the negotiations relating to the breach of the Financial Covenants pursuant to the forbearance letter dated February 13, 2009. Due to restrictions on the payment of dividends under our revolving line of credit with TD Bank, the Company has not paid dividends on the Series A Preferred for 2009.

        The Company currently does not have sufficient surplus as such term is defined under Delaware law to effect the redemption sought by the Series A Preferred Stockholder, and restrictions under the Company's revolving line of credit would nevertheless prohibit any such redemption.

        The Company has continued to value the Series A Preferred Stock and Investor Warrants at its fair value as of December 31, 2008 of 11,071,986.

TD Bank

        On April 1, 2009, the Company received a Notice of Default from TD Bank (Lender), resulting from the violation of financial covenants. The Lender has stated that they are not presently taking action to enforce its rights and remedies under the Loan documents, however they are not waiving their rights under any exiting or future defaults or events of default. The Lender will continue to make advances under the Revolving Credit, but it has no obligation to do so and may refuse an advance request in its sole discretion without notice.

        The Lender has demanded that the Company provide unaudited consolidated financial statements and a cash flow forecast within 20 days after each month end. In addition, the Lender further demands that, in accordance with the terms of the loan agreement, the Company shall not make Restricted Payments (as defined in the loan agreement), including dividends payable on preferred stock.

EXHIBIT INDEX

Exhibit Numbers	Exhibits
21.1	Subsidiaries of Registrant.
23.1	Consent of Jewett, Schwartz, Wolfe & Associates.
24.1	Power of Attorney (included on the signature page to this report).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.