Form 10-Q
period 2009-03-31
AMERICAN DEFENSE SYSTEMS INC
filed 2009-05-15
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

Commission File Number 001-33888

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

As of May 13, 2009, 39,760,952 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

PART I

Item 1.    Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$83,826	$374,457
Accounts receivable, net	6,434,888	4,981,150
Inventory	844,139	621,048
Prepaid expenses and other current assets	3,539,842	3,144,601
Costs in excess of billings on uncompleted contracts	6,562,903	7,143,089
Deposits	437,496	437,496

TOTAL CURRENT ASSETS	17,819,268	16,701,841

PROPERTY and EQUIPMENT, net	3,569,232	3,743,936
DEFERRED FINANCING COSTS, net	1,130,409	1,277,833
NOTES RECEIVABLE	925,000	925,000
GOODWILL	450,000	450,000
ADVANCES for FUTURE ACQUISITIONS	159,559	159,560
DEFERRED TAX ASSET	1,167,832	1,167,832
ASSETS of DISCONTINUED OPERATIONS	—	736,613

TOTAL ASSETS	$25,221,300	$25,162,615

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,097,297	$2,480,652
Accrued payroll	409,852	—
Accrued expenses	386,447	755,615
Line of credit	659,422	76,832

TOTAL CURRENT LIABILITIES	4,553,018	3,313,099

LONG TERM LIABILITIES
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	11,809,196	10,981,577
Investor warrant liability	115,275	90,409
Liabilities of discontinued operations	—	736,613

TOTAL LIABILITIES	16,477,489	15,121,698

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: 100,000,000 shares authorized, 39,585,960 and 39,585,960 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	39,587	39,586
Additional paid in capital	9,534,616	9,534,616
Retained earnings (accumulated deficit)	(830,392)	466,715

TOTAL SHAREHOLDERS’ EQUITY	8,743,811	10,040,917

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,221,300	$25,162,615

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

CONTRACT REVENUES EARNED	$9,489,702	$8,734,909

COST OF REVENUES EARNED	5,453,109	5,335,036

GROSS PROFIT	4,036,593	3,399,873

OPERATING EXPENSES
General and administrative expenses	1,648,478	1,395,059
General and administrative salaries	1,073,037	1,136,596
Marketing	733,794	632,307
T2 expenses	113,602	—
Research and development	186,386	165,196
Settlement of litigation	—	57,377
Depreciation	241,329	134,769
Total operating expenses	3,996,626	3,521,304

INCOME (LOSS) FROM OPERATIONS	39,967	(121,431)

OTHER INCOME (EXPENSE)

Unrealized gain (loss) on adjustment of fair value Series A convertible preferred stock classified as a liability	(694,454)	(1,428,665)
Unrealized gain (loss) on investor warrant liability	14,054	(107,589)
Other income (expense)	—	(9,046)
Interest expense	(290,320)	(55,737)
Interest income	8,646	31,123
Finance charge	—	(4,536)
Total other income (expense)	(962,074)	(1,574,450)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(922,107)	(1,695,881)

INCOME TAX PROVISION (BENEFIT)	—	—

LOSS FROM CONTINUING OPERATIONS	(922,107)	(1,695,881)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES
Loss from operations of discontinued division	—	(489)
Loss from disposal of discontinued division	—	—
	—	(489)

NET LOSS	(922,107)	(1,696,370)

PREFERRED STOCK DIVIDENDS ACCRUED	(375,000)	—

NET LOSS ALLOCATED TO COMMON SHAREHOLDERS	$(1,297,107)	$(1,696,370)

Basic and Fully Diluted Net Loss Per Share	$(0.033)	$(0.043)

Weighted Average Shares Outstanding	39,585,960	39,124,616

EARNINGS PER SHARE - Basic
Income from continuing operations	$(0.02)	$(0.04)
(Loss) from discontinued operations	$—	$(0.00)
Net income (loss)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(922,107)	$(1,696,370)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Change in fair value associated with preferred stock and warrants	680,400	1,536,254
Stock based compensation expense	29,192	33,685
Amortization of deferred financing costs	147,424	—
Discount on Series A preferred stock	142,896	—
Depreciation and amortization	241,329	134,769
Changes in operating assets and liabilities:
Accounts receivable	(1,453,738)	1,953,026
Inventories	(223,091)	(57,382)
Deposits and other assets	—	36,794
Cost in excess of billing on uncompleted contracts	580,186	(3,685,895)
Prepaid expenses and other assets	(395,240)	(618,395)
Deferred tax assets	—	—
Deferred financing costs	—	(658,500)
Advances for future acquisitions	—	(20,000)
Accounts payable and accrued expenses	325,471	1,090,986
Accrued payroll	409,852	—
Accrued liabilities	(369,168)	(425,550)
Deferred tax liability	—	—
Due to related party	—	(91,993)

Net cash used in operating activities	(806,594)	(2,468,571)

Cash flows from continuing investing activities:
Purchase of equipment	(66,625)	(368,238)
Cash paid for acquisition in excess of cash received	—	(100,000)

Net cash used in investing activities	(66,625)	(468,238)

Cash flows from continuing financing activities:
Proceeds from notes payable	—	69,568
Proceeds from line of credit	582,950	—
Repayments of short term financing	—	(6,342)
Proceeds from sale of Series A Convertible
Preferred Shares, net of capitalization costs of $270,000	—	11,303,500

Net cash provided by financing activities	582,950	11,366,726

Discontinued operations
Cash used in operating activities	(362)	(235,145)
Net cash used in discontinued operations	(362)	(235,145)

NET INCREASE (DECREASE) IN CASH	(290,631)	8,194,772

CASH AT BEGINNING OF YEAR	374,457	1,479,886

CASH AT END OF PERIOD	$83,826	$9,674,658

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$9,730	$6,163
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Stock options issued in lieu of cash for compensation	$29,192	$33,685
Dividends paid in cash	$—	$—
Fair value of placement agent warrants	$—	$—

Assets and liabilities received in acquisition American Anti-Ram, Inc.

Fixed assets		$30,000
Inventory		$120,000
Goodwill		$280,000
Accounts payable and accrued expense		$(30,000)
Notes payable		$—
Shares issuable in connection with acquisition		$(200,000)
Cash paid in connection with acquisition		$(100,000)
Amounts due to American Anti-Ram, Inc.		$(100,000)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

American Defense Systems, Inc. (the “Company” or “ADSI”) was incorporated under the laws of the State of Delaware on December 6, 2002.

On May 1, 2003, the stockholder of A. J. Piscitelli & Associates, Inc. (“AJP”) exchanged all of his issued and outstanding shares for shares of American Defense Systems, Inc. The exchange was accounted for as a recapitalization of the Company, wherein the stockholder retained all the outstanding stock of American Defense Systems, Inc. At the time of the acquisition American Defense Systems, Inc. was substantially inactive.

On November 15, 2007, the Company entered into an Asset Purchase Agreement with Tactical Applications Group (“TAG”), a North Carolina based sole proprietorship, and its owner.   TAG has a retail establishment located in Jacksonville, North Carolina that supplies tactical equipment to military and security personnel.  As discussed more fully in Note 7, the operations of TAG were discontinued on January 2, 2009.

In January 2008, American Physical Security Group, LLC (“APSG”) was established as a wholly owned subsidiary of the Company for the purposes of acquiring the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades. This acquisition represents a new product line for the Company.  APSG is located in North Carolina.

Interim Review Reporting

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report filed on April 15, 2009.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also provides engineering and consulting services, develops and installs detention and security hardware, entry control and monitoring systems, intrusion detection systems, and security glass. The Company also supplies vehicle anti-ram barriers.  Its primary customer for these services and products are the detention and security industry.

Principles of Consolidation

The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, A.J Piscitelli & Associates, Inc. and American Physical Security Group, LLC. The accounts of TAG have been presented as discontinued operations as discussed more fully in Note 7.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Terms and Definitions

ADSI	American Defense Systems, Inc. (the “Company”)
AJP	A.J. Piscitelli & Associates, Inc., a subsidiary
APB	Accounting Principles Board
ARB	Accounting Review Board
APSG	American Physical Security Group, LLC, a subsidiary
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
PCAOB	Public Companies Accounting Oversight Board
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
TAG	Tactical Applications Group, a subsidiary

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

Revenue and Cost Recognition

The Company recognizes revenue in accordance with the provisions of SAB 104, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met:

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

Contract Revenue

Cost in Excess of Billing

All costs associated with uncompleted customer purchase orders under contract are recorded on the balance sheet as a current asset called “Costs in Excess of Billings on Uncompleted Contracts.”  Such costs include direct material, direct labor, and project-related overhead.  Upon completion of purchase order, costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.  A customer purchase order is considered complete when a satisfactory inspection has occurred, resulting in customer acceptance and delivery.

Billing in Excess of Cost

All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a current liability called “Billings in Excess of Costs on Uncompleted Contracts.”  Upon completion of the purchase order, all such billings are reclassified from the balance sheet to the statement of operations as revenues.  Due to the structure of the Company’s contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as liabilities as of March 31, 2009 or December 31, 2008.  Contract retentions are included in accounts receivable.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Revenue

The Company recognizes revenue from its retail location upon point of sale.   Due to the nature of the merchandise sold, the Company does not accept returns and, therefore, no provision for returns has been recorded for the three months ended March 31, 2009 or 2008.  As a result of the discontinuing of TAG operations, the Company will not generate retail revenue in the future. As discussed in Note 7, revenue generated for the three months ended March 31, 2009 and 2008 from TAG retail operations was $0 and $685,211, respectively.

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

For the three months ended March 31, 2009 and 2008, the Company derived 90% and 97% of its revenues from various U.S. government entities.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill, represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. The primary driver that generates goodwill is the value of synergies between the acquired entities and the company, which does not qualify as an identifiable intangible asset.  The Company does not amortize the goodwill balance.

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

Advertising Costs

The Company expenses all advertising costs as incurred.

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

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes according to SFAS 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

The Corporation adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since its inception in 2000.

Recent accounting pronouncements

Business Combinations

In December, 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS 141 (revised 2007) is broader than the scope of SFAS 141, which it replaces. The effective date of SFAS 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51

In December, 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. Since the Company has no such arrangements as of March 31, 2009, the adoption of this statement did not affect the Company’s consolidated financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company currently does not have such instruments and does not anticipate that its adoption of SFAS 161 will have a potential impact of SFAS 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company has considered FSP FAS 142-3 in determining its useful life of intangible assets and has concluded  that the useful lives are consistent.  As a result, the Company has determined that there was no impact of FSP FAS 142-3 on its consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  The Company has adopted SFAS 162 as of January 1, 2009.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The Company has adopted this FSP as of January 1, 2009, however does not anticipate that there will be an impact on its consolidated financial statements since no such debt instruments exist.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company currently has Series A Preferred Stock that is indexed to their own stock as discussed further in Note 7.  The Company is currently assessing the impact of EITF 07-5 related to its Series A Preferred Stock and related Investor Warrant liability, however it does not appear that there will be a material impact on its consolidated financial position and results of operations as of March 31, 2009.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company currently has no such securities and does not anticipate that

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its adoption of FSP EITF 03-6-1 will have a material impact upon its consolidated financial statements.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations as the Company currently has no such financial assets.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations.”  EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company’s adoption of EITF 08-6 as of January 1, 2009 had no impact on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets.”  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  There was no effect to the Company’s consolidated financial statements upon its adoption EITF 08-8 as of January 1, 2009 as it has no such instruments.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  There was no effect to the Company’s consolidated financial statements upon its adoption FSP FAS 140-4 as of January 1, 2009 as it has no such transfers.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2008.  The technical amendment was effective upon issuance of FSP FAS 132(R)-1.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

2.              COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND ACCOUNTS RECEIVABLE

Costs in Excess of Billings and Billing in Excess of Costs

The cost in excess of billings on uncompleted contracts reflects the accumulated costs incurred on contracts in production but not completed.  Upon completion, inspection and acceptance by the customer, the contract is invoiced and the accumulated costs are charged to statement of operations as costs of revenues.  During the production cycle of the contract, should any progress billings occur or any interim cash payments or advances be received, such billings and/or receipts on uncompleted contracts are accumulated as billings in excess of costs. The Company fully expects to collect net costs incurred in excess of billing and periodically evaluates each contract for potential disputes related to contract overruns and uncollectable amounts.  There was no bad debt expense recorded for the three months ended March 31, 2009 and 2008.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net costs incurred in excess of billing consisted of the following as of March 31, 2009 and December 31, 2008

	2009	2008

Cost in excess of billings on uncompleted contracts	$6,562,903	$7,143,089
Billings and/or receipts on uncompleted contracts	—	—
Net costs incurred in excess of billing on uncompleted contracts	$6,562,903	$7,143,089

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At March 31, 2009 and December 31, 2008, the Company had $6,434,888 and $4,981,150, respectively, of accounts receivable, of which the Company considers all to be fully collectible.  There was no bad debt expense recorded for the three months ended March 31, 2009 or 2008.

3.                   PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Leasehold improvements	$1,749,367	$1,749,367
General equipment	732,745	666,120
Light vehicles and trailers	221,247	221,247
T2 Demonstration range and firearms	744,454	744,454
Office equipment	855,294	855,294
Furniture and fixtures	163,658	163,658
Aircraft	868,750	868,750
	5,335,515	5,268,890
Less: accumulated depreciation and amortization	1,766,283	1,524,954
	$3,569,232	$3,743,936

For the three months ended March 31, 2009 and 2008, the Company recorded $241,329 and $134,769 in depreciation and amortization expense, respectively.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains its firearms under the custodianship of an individual in accordance with New York State law. The firearms are used for testing and demonstrating the effectiveness of the Company’s bullet resistant and blast mitigation products.

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

Breach of Contract

On March 4, 2008, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. The Complaint seeks damages in excess of $3,000,000. The Company believes the allegations to be without merit and intend to

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vigorously defend against the action. On March 7, 2008, a second action was commenced against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May, 7 2008, the Company served a motion to dismiss the complaint, which is fully submitted to the Court and on or about September 26, 2008, the Court dismissed several claims.  The remaining claims include breach of contract claims and claims seeking the lifting of the transfer restrictions on stock. On October 13, 2008, the Company’s former General Counsel filed an amended complaint as to the remaining claims.  On November 5, 2008, the Company filed an answer to the complaint and filed counterclaims for fraud. The parties are to commence documentary discovery, which will be followed by depositions. No amounts have been accrued for damages as the Company believes meritorious defenses to the claims exist.  The Company intends to vigorously defend this action. No further significant actions have occurred and the matter is still pending resolution at March 31, 2009.

Financing

As of March 31, 2009 and 2008, the Company had access to $12 million dollars of financing, respectively, with TD Bank, f/k/a Commerce Bank as follows:

$12 Million Line of Credit — This line of credit allows the Company to borrow up to $12 Million dollars, limited to 80 – 85% of the total accounts receivable.  Under the line of credit, the Company is charged interest at 1.75% over the libor rate.  The line of credit repayment terms are due upon demand.  The balances as of March 31, 2009 and 2008 were $659,422 and $76,832, respectively.

5.                   STOCKHOLDERS’ EQUITY

Warrants

As part of the February 2005 private offering, the Company issued purchase warrants for up to 808,462 shares of common stock at the purchase price of $1.00 per share to the placement agent which will expire September 1, 2010. The original warrants issued in connection with the offering expired on August 31, 2006.

The following is a summary of stock warrants outstanding at March 31, 2009.

			Value if
	Warrants	Exercise Price	Exercised
Beginning balance	773,680	1.00	$773,680
Exercised	—	1.00	—
Forfeited or expired	—	1.00	—
Ending balance	773,680	1.00	$773,680

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plan

The following is a summary of stock options outstanding as of March 31, 2009;

Beginning balance — December 31, 2008	1,995,000
Options issued	200,000
Exercised	—
Forfeited or expired	—
Ending balance — March 31, 2009	2,195,000

On January 12, 2009, we issued options to purchase an aggregate of 100,000 shares of our common stock to our consultants for services rendered.  The exercise price for each option is $2.00 per share and each option vested immediately upon the issuance.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	2.99%
Expected volatility	45.00%
Forfeiture rate	10.00%
Expected life	5 Years
Expected dividends	—

Based on the assumptions noted above, the fair market value of the options issued was valued at $13,183 as of March 31, 2009.

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

Accounting for the Series A Preferred

The Company accounted for the transaction in accordance with SFAS 150 “Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity.”  SFAS 150 provides guidance on how financial instruments should be classified and measured when characteristics of both liabilities and equity exist and requires that an entity classify a financial instrument that is within its scope as a liability because the financial instrument embodies an

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligation of the issuer.  The mandatory redemption provision incorporated into the Series A Preferred causes the stock to fall within the scope of SFAS 150 since the Company must redeem the stock by December 31, 2010 by transferring cash to the Holders.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to placement agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance.  In addition, under SFAS 150, paragraph 20, “mandatorily redeemable instruments must be measured initially at fair value.”   Therefore, after the initial recording of the Series A Stock based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a loss.

The valuation of the Series A Preferred at March 31, 2009 is as follows:

Security	Face Value	Fair Value	Allocation of proceeds	Proceeds in excess of fair value
Series A	$15,000,000	$11,809,196	$13,459,474	$1,650,278
Preferred Warrants	—	115,275	1,540,526	1,425,251

	$15,000,000	$11,924,471	$15,000,000	$3,075,529

On April 14, 2009, the Company received a Notice of Triggering Event Redemption purportedly pursuant to a redemption option provided under the Certificate of Designation, as more fully discussed in Note 10.  The Company continues to reflect the Series A Preferred Stock and Investor Warrant liability as long term liabilities.  The Company is precluded from satisfying such a demand, due to its lack of sufficient surplus as such term is defined under Delaware law to effect the redemption demand, and restrictions under our revolving line of credit would nevertheless prohibit any such redemption.

For the three months ended March 31, 2009 and 2008, the Company has recorded a net loss on adjustment of fair value of their Series A Preferred of $694,454 and $1,428,665, respectively.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company satisfies the criteria for classification of the Placement Agent Warrants as equity.  The fair value associated with the 675,000 Placement Agent Warrants was $511,742.

Deferred Financing Costs

Deferred financing costs include the corresponding amount associated with the Placement Agent Warrants as indicated above, along with all other costs associated with obtaining the Series A Preferred financing.  Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as Other Assets on the balance sheet and is amortized as additional financing costs over the term of the Series A Preferred using the interest method.  Deferred financing costs included the following:

Placement agent costs	$900,000
Investor expenses	60,000
Legal and other related costs	233,350
Fair market value of placement agent warrants	511,742
Less: amortization	(576,691)
Deferred financing costs, net	$1,130,409

7.                   DISCONTINUED OPERATIONS

On January 2, 2009, the Company entered into an agreement with the prior owners of TAG to sell the assets and liabilities back to TAG.  TAG was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent TAG’s operations and have been segregated from continuing operations and reported as discontinued operations as of March 31, 2009 and March 31, 2008.

	2009	2008
Contract revenues earned	$—	$685,210
Cost of revenues earned	—	131,642
Gross Profit	—	553,568
Operating expenses	—	554,057
Other expenses	—	—
Net Loss	$—	$(489)

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of assets and liabilities of TAG discontinued operations as of March 31, 2009 and December 31, 2008.

	2009	2008
Assets
Cash	$—	$75,103
Inventory	—	591,688
Prepaid expenses	—	174
Property and equipment, net	—	69,648
Total Assets	$—	$736,613

Liabilities
Accounts payable	$—	$700,287
Short term notes	—	36,326
Total Liabilities	$—	$736,613

In accordance with the terms of the agreement, the original owners of TAG agreed to repay $1,000,000 of the original $2,000,000 in consideration as follows:

2009	$75,000
2010	$100,000
2011	$175,000
2012	$275,000
2013	$375,000
Total	1,000,000

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

8.                   SUBSEQUENT EVENT

Series A Preferred Stock

The Company, West Coast Opportunity Fund, LLC (“WCOF”), Centaur Value Partners, LP (“Centaur Value”) and United Centaur Master Fund (“United Centaur”, and together with Centaur Value, “Centaur”) entered into a Securities Purchase Agreement, dated March 7, 2008 (the “Purchase Agreement”), pursuant to which WCOF and Centaur purchased an aggregate of 15,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) and warrants to acquire an aggregate of 3,750,000 shares of the Company’s common stock (the “Warrants”) for an aggregate purchase price of $15,000,000.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, WCOF and Centaur entered into a Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008 (the “Consent Agreement”), in which the parties agreed that the Company would not be permitted to issue shares of common stock as dividends on, or upon conversion of, the Series A Preferred or upon the exercise of the Warrants in excess of a specified number of shares without the approval of the Company’s stockholders.  In the Consent Agreement, the Company covenanted, for the fiscal year ending December 31, 2008  (A) to achieve (i) Revenues (as that term is defined in the Consent Agreement) equal to or exceeding $50,000,000 and (ii) Consolidated EBITDA (as that term is defined in the Consent Agreement) equal to or exceeding $13,500,000, and (B) to publicly disclose and disseminate, and to certify to WCOF and Centaur, its operating results for such period, no later than February 15, 2009 (collectively, the “Financial Covenants”).

The Company did not meet the Revenue and Consolidated EBITDA targets set forth in the Consent Agreement and was not in a position to disclose or certify its operating results by February 15, 2009.

Under the Consent Agreement, the breach of the Financial Covenants are each deemed a “Triggering Event” under Section 3(a)(vii) of the Company’s Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designations”), giving the holders of the Series A Preferred the right to require the Company to redeem all or a portion of such holder’s Series A Preferred shares at a price per share as calculated pursuant to Section 3(b)(i) of the Certificate of Designations.  The Company had negotiated the key terms of a resolution to the foregoing with WCOF and Centaur, and, to that end entered into a Term Sheet with each of WCOF and Centaur dated February 13, 2009 (the “WCOF Term Sheet” and the “Centaur Term Sheet”, respectively, and, collectively, the “Term Sheets”).

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

The Forbearance Period expired effective February 27, 2009.  The Company received a notice of Triggering Event redemption purportedly pursuant to a redemption option provided under the Certificate of Designation (or Notice of Triggering Event Redemption) on April 14, 2009 from a Series A Preferred Stockholder that holds approximately 94% of such preferred stock.  The Series A Preferred Stockholder has demanded that the Company immediately redeem 14,025 shares of the Series A Preferred, which constitutes all of the shares of Series A Preferred held by such Series A Preferred Stockholder, at an aggregate price of $15,427,500.  The Series A Preferred Stockholder has also demanded payment of $470,317 as dividends they assert have accrued from January 1, 2009 through April 13, 2009, on their Series A Preferred at the cash dividend rate of 12%, as well as $70,000.00 in legal fees and expenses incurred in connection

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with the negotiations relating to the breach of the Financial Covenants pursuant to the forbearance letter dated February 13, 2009.  Due to restrictions on the payment of dividends under our revolving line of credit with TD Bank, the Company has not paid dividends on the Series A Preferred for 2009.

The Company currently does not have sufficient surplus as such term is defined under Delaware law to effect the redemption sought by the Series A Preferred Stockholder, and restrictions under the Company’s revolving line of credit would nevertheless prohibit any such redemption.  The Company continues to value the Series A Preferred Stock and Investor Warrants at its fair value as of March 31, 2009 of $11,924,471.

TD Bank

On April 1, 2009, the Company received a Notice of Default from TD Bank (Lender), resulting from the violation of financial covenants.  The Lender has stated that they are not presently taking action to enforce its rights and remedies under the Loan Documents; however they are not waiving their rights under any existing or future defaults or events of default.  The Lender will continue to make advances under the Revolving Credit, but it has no obligation to do so and may refuse an advance request in its sole discretion without notice.

The Company and Lender have entered into a Forbearance Agreement and Amendment to Loan Agreement on April 27, 2009 pursuant to which the Lender will forbear from exercising its default-related rights and remedies with respect to the Specified Defaults, including without limitation acceleration and foreclosure, and continue to provide Advances and other financial accommodations under the Loan Agreement, until the earlier to occur of the termination of the Forbearance Period as a result of any Forbearance Default (as such term is defined in the Forbearance Agreement) and June 15, 2009 (the “Forbearance Period”). Notwithstanding the foregoing, the lender will have no obligation to make any advance if, after giving effect thereto, the aggregate principal amount of the Advances plus outstanding letters of audit issued by the lender for the account of any Borrower would exceed $2,000,000 prior to May 15, 2009 and $1,000,000 as of May 15, 2009 and thereafter. Under the Forbearance Agreement, the Company has agreed, among other things, (i) not to make any Restricted Payment (as such term is defined in the Loan Agreement), other than a stock dividend payable in common stock of the Company and approved by the Lender in its sole discretion, (ii) to use their best efforts to obtain a Refinancing, (iii) to provide certain monthly financial information as set forth in the Forbearance Agreement and (iv) to pay the Advances, the Term Loan (as such term is defined in the Loan Agreement) and all other Obligations in full by June 15, 2009. The failure by the Borrower to comply with any of the foregoing shall constitute a Forbearance Default under the Forbearance Agreement, which can result in termination of the Forbearance Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K (SEC No. 001-33888) filed with the Securities and Exchange Commission (or SEC) on April 15, 2009.

Except for statements of historical fact, certain information described in this report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting our operations, market growth, service and products. The factors listed in the section captioned “Risk Factors” within Item 1A, “Description of Business,” in our annual report on Form 10-K filed with the SEC on April 15, 2009, as well as other cautionary language in such Form 10-K, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

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

Sources of Revenues

        We derive our revenues by fulfilling orders under master contracts awarded by branches of the United States military, law enforcement and corrections agencies and private companies involved in the defense market and other customer purchase orders. Under these contracts and purchase orders, we provide customized transparent and opaque armor products for transport and construction vehicles used by the military, group protection kits and spare parts. We also derive revenues from sales of our physical security products.

        Our contract backlog as of March 31, 2009 and March 31, 2008 was $60.0 million and $35 million, respectively, and of our $60 million of contract backlog as of March 31, 2009, we estimate that $45.0 million will be filled in 2009. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM’s and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

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

        As our revenues increase, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities in order to build brand awareness and generate additional leads for our growing sales personnel. We expect that in 2009, sales and marketing expenses will remain at the same or a slightly higher level in absolute dollars but will decrease as a percentage of revenues.

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

        General and Administrative.    General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead. We expect that in 2009, general and administrative expenses will remain at the same or a slightly higher level in absolute dollars but decrease as a percentage of revenues.

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

        We recognize revenue and report profits from purchases orders filled under master contracts under the completed contract method. Purchase orders received under master contracts may extend for periods in excess of one year. Contract costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of March 31, 2009, there were no such provisions made.

        All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called “Costs in Excess of Billings on Uncompleted Contracts.” Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

        All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred liability called “Billings in Excess of Costs on Uncompleted Contracts”. Upon completion of a purchase order, all such associated billings would be reclassified from the balance sheet to the statement of operations as revenues. Due to the structure of our contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of March 31, 2009.

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

        We recognized $29,192 and $33,685  in stock compensation expense as of March 31, 2009 and March 31, 2008, respectively.

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

        The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance. In addition, under SFAS 150, paragraph 20, “mandatorily redeemable instruments must be measured initially at fair value”. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2007, the date of initial issuance, we recorded a derivative liability of $9,832,497. On April 4, the date of the second issuance, we recorded a derivative liability of $3,626,977.  These liabilities were subsequently adjusted to fair value as of March 31, 2009, which resulted in a net loss of $694,454. As of March 31, 2009, the Series A Preferred liability was $11,809,196.

        Investor Warrants.    The warrants issued with the Series A Preferred (or Investor Warrants) meet the criteria under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. On March 7, 2007, the date of initial issuance, we recorded a derivative liability of $1,142,503. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $398,023.  As of December 31, 2008, the Investor Warrant liability was $115,275.  These liabilities were subsequently adjusted to fair value as of March 31, 2009, which resulted in a net gain of $14,054.  The Investor Warrants meet the criteria under EITF 01-6 “The Meaning of Indexed to a Company’s Own Stock”, which provides guidance as to whether a contract is indexed to a company’s own stock. However, since the warrants do not meet the criteria for reporting as an equity instruments under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the Investor Warrants is included as a noncurrent liability.

        Placement Agent Warrants.    The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants are recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we satisfy the criteria for classification of the Placement Agent Warrants as equity. We have recorded the corresponding amount recorded as a Deferred Financing Cost. Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, we recorded $1,033,433 and $418,559 in deferred financing costs and amortized $147,424 as interest expense as of March 31, 2009.

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenues.  Revenues from continuing operations for the three months ended March 31, 2009 was approximately $9.4 million, an increase of approximately $700,000, or 8%, over revenues of approximately $8.7 million in the comparable period in 2008.  This increase was due primarily to increased order fulfillment under our Marine Corp Contract No. M67854-07-D-5023 during the first quarter of 2009 versus the same quarter in 2008, including orders that had been expected in the fourth quarter of 2008 that were delayed into the first quarter of 2009.  The revenue increase also was due to additional sales generated from our physical security product business for the three months ended March 31, 2009 of approximately $963,000, an increase of approximately $800,000 or 490% over revenues of approximately $163,000 for the three months ended March 31, 2008.

Revenues from discontinued operations from the tactical application retail outlet for the three months ended March 31, 2008 was approximately $685,000.  There were no revenues generated from discontinued operations during the three months ended March 31, 2009.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2009 was approximately $5.4 million, an increase of approximately $100,000, or 2%, over cost of revenue of $5.3 million in the comparable period in 2008.  This increase was related to our increased production costs under the Marine Corp. sales contract mentioned above.  The costs of revenue also increased due to additional costs of sales from our physical security product business, which had just commenced during the first quarter of March 31, 2008.

Cost of revenues from discontinued operations from the tactical application retail outlet for the three months ended March 31, 2008 was approximately $131,000.  There were no costs of revenues generated from discontinued operations for the three months ended March 31, 2009.

Gross profit margin.   The gross profit margin for the three months ended March 31, 2009 and March 31, 2008 were approximately $4 million and $3.4 million, respectively.  The gross profit margin percentage was 42.5% and 39% for the three months ended March 31, 2009 and March 31, 2008, respectively. The increase in gross profit margin percentage from continuing operations from 2008 to 2009 resulted primarily from a reduction in overall costs incurred during the three months ended March 31, 2009 that were associated with production on the Marine Corp. sales contract.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended March 31, 2009 and March 31, 2008 were approximately $733,000 and $632,000, respectively, representing an increase of $101,000, or 16%.  The increase was due primarily to an increase in trade show expenses and related expenses from marketing T2, along with our current product line for the three months ended March 31, 2009.  We did not offer the T2 during the three months ended March 31, 2008 and, therefore, incurred no marketing expense for its promotion.  There were no sales or marketing expenses for discontinued operations.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2009 and March 31, 2008 were approximately $186,000 and $165,000, respectively.  The increase of $21,000 or 12% from 2008 to 2009 was the result of additional testing and improvements of existing products and continued work on our products in development.  There were no research and development expenses for discontinued operations.

General and Administrative Expenses.  General and administrative expenses from continuing operations for the three months ended March 31, 2009 and March 31, 2008 were approximately $1.65 million and $1.4 million, respectively.  The increase of approximately $250,000, or 17%, was primarily due to general increases in expenses, such as general and liability insurance, rent and general supplies, which approximated $190,000.  We also incurred additional general and administrative expenses associated with the facilities for our physical security product business of approximately $60,000.

General and administrative expenses associated with discontinued operations was approximately $554,000 for the three months ended March 31, 2008.  There were no such expenses incurred during the three months ended March 31, 2009.

General and Administrative Salaries Expense.  General and administrative salaries expense for the three months ended March 31, 2009 and March 31, 2008 were approximately $1.07 million and $1.13 million, respectively.  The net decrease of $60,000, or 5% was due to the decrease in salary expense at the Hicksville facility and the reduction of salary expense associated with the tactical application retail outlet that was discontinued in 2008.  As of March 31, 2009, there were 39 employees that were classified as general and administrative personnel, versus 41 employees as of March 31, 2008.

Depreciation expense.  Depreciation expense was approximately $241,000 and $135,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.  The increase of

$107,000, or 79%, was the result of our higher property and equipment balance as of March 31, 2009 versus March 31, 2008.  This increase was the result of additional leasehold improvements and equipment associated with the expansion of our facility during 2008, property and equipment purchased 2008 for our physical security product business, and T2 equipment.  This higher capital balance as of March 31, 2009 resulted in higher depreciation expense.

Other (income) and expense.  As a result of our agreement to sell our Series A Convertible Preferred Stock and warrants to purchase common stock, we incurred losses which occurred upon the valuation of the stock.  Such valuation took into account the features, rights and obligations of the convertible preferred stock, which ultimately resulted in a higher fair value than the proceeds received.  Since the Series A Convertible Preferred Stock and related Investor Warrants are required to be recorded at fair value, we recorded a loss on such securities.  We experienced a loss on adjustment of fair value with respect to our Series A Convertible Preferred Stock of $694,000 and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.  We also recognized income of approximately $14,000 and a loss on the related investor warrants of $107,000 as of March 31, 2009 and 2008, respectively.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred Stock of $290,320 and $54,752 for the three months ended March 31, 2009 and 2008.

Liquidity and Capital Resources

The primary sources of our liquidity during the quarter ended March 31, 2009 have come from operations and to a lesser extent under our bank credit facility.  As of March 31, 2009, our principal sources of liquidity were net accounts receivable of approximately $6.4 million and costs in excess of billings of approximately $6.6 million and borrowings under our revolving credit facility with TD Bank of approximately $591,000.

As of March 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $9.8 million, net accounts receivable of approximately $4.8 million and costs in excess of billings of approximately $8.7 million.  The primary sources of our liquidity during the three months ended March 31, 2008 came from operations and the proceeds from the sale of our Series A Convertible Preferred Stock.

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

  On April 14, 2009, we received a Notice of Triggering Event Redemption purportedly pursuant to a redemption option provided under the Series A Convertible Preferred Stock Certificate of Designations from the holder of approximately 94% of our Series A Convertible Preferred Stock, resulting from the breach of certain financial covenants and the purported occurrence of a Triggering Event (as defined under the Series A Convertible Preferred Stock Certification of Designations) resulting from such breach. The Series A Preferred Stockholder has demanded that we immediately redeem 14,025 shares of our Series A Convertible Preferred Stock, which constitutes all of the shares of such preferred stock held by the stockholder, at an aggregate price of $15,427,500.00. The Series A Preferred Stockholder has also demanded that we pay $470,317.81 as dividends it asserts have accrued from January 1, 2009 through April 13, 2009, on its preferred stock at the cash dividend rate of 12%, as well as $70,000.00 in legal fees and expenses the stockholder states that it has incurred in connection with the negotiations relating to the breach of the financial covenants pursuant to the forbearance letter dated February 13, 2009. Due to restrictions on the payment of dividends under our revolving line of credit with TD Bank, we have not paid dividends on the Series A Preferred for 2009.  We continue to negotiate with the holders of our Series A Convertible Preferred Stock to resolve the foregoing matters.

In May 2007, we entered into a loan agreement with Commerce Bank, N.A. (now known as TD Bank) pursuant to which we have access to a revolving credit facility up to a maximum of $12.0 million depending upon the periodic balance of our qualified accounts receivable.  As of March 31, 2009 and 2008, $591,000 and $0, respectively, was outstanding under the revolving credit facility.  As part of the same loan facility, we borrowed approximately $68,000 under a term loan due July 1, 2010, which is payable in equal monthly installments.  As of March 31, 2009 and March 31, 2008, approximately $68,000 and $120,000 was outstanding under the term loan, respectively.  The credit facility is secured by all of our assets, and bears interest at a variable rate equal to LIBOR plus a margin of between 1.75% and 2.45%.

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

Subsequently, on April 27, 2009, we entered into a Forbearance Agreement and Amendment to Loan Agreement with the bank, pursuant to which the bank has agreed to forbear from exercising its default-related rights and remedies with respect to the defaults specified in the Notice of Default, including without limitation acceleration and foreclosure, and continue to provide advances and other financial accommodations under the Loan Agreement until June 15, 2009 (or Forbearance Period) unless such Forbearance Period is earlier terminated as a result of any Forbearance Default (as such term is defined in the Forbearance Agreement).  Notwithstanding the foregoing, the bank will have no obligation to make any advance if, after giving effect thereto, the aggregate principal amount of the Advances plus outstanding letters of audit issued by the lender for the account of our company and subsidiaries would exceed $2,000,000 prior to May 15, 2009 and $1,000,000 as of May 15, 2009 and thereafter.  Under the

Forbearance Agreement, we have agreed, among other things, (i) not to make any Restricted Payment (as such term is defined in the Loan Agreement), other than a stock dividend payable in our common stock and approved by the Lender in its sole discretion, (ii) to use their best efforts to obtain a refinancing, (iii) to provide certain monthly financial information as set forth in the Forbearance Agreement and (iv) to pay the Advances, the Term Loan (as such term is defined in the Loan Agreement) and all other obligations in full by June 15, 2009.  Our failure to comply with any of the foregoing shall constitute a Forbearance Default under the Forbearance Agreement, which can result in termination of the Forbearance Agreement.

We believe that our current cash, cash equivalents, net accounts receivable and costs in excess of billings together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months, subject to the matters concerning TD Bank and the Series A redemptions.

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $1.16 million for the three months ended March 31, 2009 compared to net cash used in operating activities of approximately $2.6 million for the three months ended March 31, 2008.  Net cash used in operating activities in 2009 consisted primarily of changes in our operating assets and liabilities of approximately $2.3 million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $(1.4) million and $580,000, respectively, reflects the increases in projects in process as of March 31, 2009.  Our prepaid expenses and other current assets increased approximately $653,000 due to amounts paid in advance in connection prepayment of legal expense and marketing expenses.  Net cash used in operating activities for the three months ended March 31, 2008 consisted primarily of changes in operating assets and liabilities of approximately $2.4 million, including changes in accounts receivable, cost in excess of billing, accounts payable and accrued liabilities.  These changes in accounts receivable and cost in excess of billing resulted from the increase in projects completed and invoiced to customers.  In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out.

As of March 31, 2009, we had net operating loss carryforwards of approximately $4.6 million available to reduce future taxable income. In the future, we may utilize our net operating loss carryforwards and would begin making cash tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Used In Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was approximately $66,000 and $468,000, respectively.  Net cash used in investing activities during these periods consisted primarily of cash paid for the acquisition of equipment and leasehold improvements and cash paid out for the acquisition of assets in excess of cash received.

Net Cash Provided by Financing Activities.  Net cash provided by financing for the three months ended March 31, 2009 and 2008 was approximately $583,000 and $11 million, respectively. Net cash provided by financing activities during 2009 consisted of proceeds from the line of credit of approximately $583,000.  Net cash provided by financing activities during 2008 consisted primarily of proceeds of $10.9 million received from the sale of the Series A Preferred Stock and approximately $70,000 received from the term loan, offset by repayments of short term financing of approximately $6,300.

Item 4.    Controls and Procedure

Evaluation of Disclosure Controls and Procedures

        Our management carried out an evaluation required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, as of March 31, 2009, our Disclosure Controls are effective in timely alerting them to material information required to be included in our reports filed with the SEC.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

On July 10, 2007, we filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. We filed opposition to the motion. The defendants motion and a subsequent application for an immediate interlocutory appeal were denied. A mediation settlement conference was held on October 31, 2008, which was unsuccessful. The discovery process is continuing and oral arguments on motion for summary judgment are scheduled for May 18, 2009.   Trial is currently set for August 25, 2009.

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

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, we filed a response to the charges. We believe the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against us for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack’s breach of contract claims and claims seeking the lifting of the transfer restrictions on his stock. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud.  The parties have commenced documentary discovery, which will be followed by depositions. Meritorious defenses to the claims exist and we intend to vigorously defend this action.

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

        U.S. defense spending historically has been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety, such as in Iraq and Afghanistan. As these threats subside, spending on the military tends to decrease. Accordingly, while U.S. Department of Defense funding has grown rapidly over the past few years, there is no assurance that this trend will continue. Rising budget deficits, the cost of the war on terror and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, and the new administration has signaled that this pressure will most likely impact the defense budget. A decrease in U.S. government defense spending, including as a result of planned significant U.S. troop level reductions in Iraq or Afghanistan, or changes in spending allocation could result in our government contracts being reduced, delayed or terminated. Reductions in our government contracts, unless offset by other military and commercial opportunities, could adversely affect our ability to sustain and grow our future sales and earnings within the U.S. Department of Defense.

Our revenues in 2008 and the first three months of 2009 have been concentrated in a small number of contracts obtained through the U.S. Department of Defense and the loss of, or reduction in estimated revenue under, any of these contracts, or the inability to contract further with the U.S. Department of Defense could significantly reduce our revenues and harm our business.

        During 2008 and the first three months of 2009, two contracts with the U.S. Department of Defense represented approximately 75% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of these two contracts were canceled, there are significant reductions in expected orders under any of the contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

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

        In connection with our application to list shares of our common stock on the American Stock Exchange (now known as the NYSE Amex), we entered into a consent agreement with the holders of our Series A Convertible Preferred Stock. We did not meet the financial performance targets set forth in the consent agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2008. Our breach purportedly gives the holders of the Series A Convertible Preferred Stock the right to require us to redeem all or a portion of their shares of such stock. We have filed Current Reports on Form 8-K with the SEC on February 17, 2009 and March 4, 2009 regarding the foregoing. On April 14, 2009, we received a notice from the holder of approximately 94% of our Series A Convertible Preferred Stock that it is exercising such redemption right. The Series A Convertible Preferred Stockholder has also demanded that we pay them 12% dividends they assert accrued from January 1, 2009 to April 13, 2009, on its Series A Convertible Preferred Stock, in cash, as well as certain of their legal fees in connection with related matters. We currently do not have sufficient surplus as such term is defined under Delaware law to effect the redemption sought by the stockholder described above, and restrictions under our revolving line of credit with our primary lender would nevertheless prohibit any such redemption. Although we continue to negotiate with our Series A Preferred Stockholders to resolve the foregoing, if we are required to redeem such Series A Convertible Preferred Stock, we will need to secure additional financing. If we are unable to obtain such financing or the cost of obtaining such financing were prohibitive, our business would be significantly harmed. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

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

• the need to estimate accurately the resources and cost structure that will be required to service any contract we award; and

• the expense and delay that may arise if our or our partners’ competitors protest or challenge contract awards made to us or our partners pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

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

        Because we derive a significant portion of our revenues from contracts with the U.S. government or its agencies, we believe that the success and development of our business will depend on our continued successful participation in federal contracting programs. The current administration has signed a Memorandum for the Heads of Executive Departments and Agencies on Government Contracting, which orders significant changes to government contracting, including the review of existing federal contracts to eliminate waste and the issuance of government-wide guidance to implement reforms aimed at cutting wasteful spending and fraud. The federal procurement reform called for in the Memorandum requires the heads of several federal agencies to develop and issue guidance on review of existing government contracts and authorizes that any contracts identified as wasteful or otherwise inefficient be modified or cancelled. If any of our contracts were to be modified or cancelled, our actual results could be adversely affected and we can give no assurance that we would be able to procure new U.S. Government contracts to offset the revenues lost as a result of any modification or cancellation of our contracts. In addition, there may be substantial costs or management time required to respond to government review of any of our current contracts, which could delay or otherwise adversely affect our ability to compete for or perform contracts. Further, if the ordered reform of the U.S. Government’s procurement practices involves the adoption of new cost-accounting standards or the requirement that competitors submit bids or perform work through teaming arrangements, that could be costly to satisfy or could impair our ability to obtain new contracts. The reform may also involve the adoption of new contracting methods to GSA or other government-wide contracts, or new standards for contract awards intended to achieve certain socio-economic or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the U.S. government may face restrictions from other new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. government may obtain from private contractors. These changes could impair our ability to obtain new contracts. Any new contracting methods could be costly or administratively difficult for us to implement and, as a result, could harm our operating results.

Our contracts with the U.S. government and its agencies are subject to audits and cost adjustments.

        U.S. government agencies, including the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contracts and government contractors’ incurred costs, administrative processes and systems. Certain of these agencies, including the DCAA, review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our internal control systems and policies, including our purchase, property, estimation, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to be adversely affected and differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these events could cause our actual results to be adversely affected.

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

        A facility security clearance (or FCL) is an administrative determination by the Defense Security Service (DSS), a U.S. Department of Defense component, that a particular contractor facility has the requisite level of security, procedures, and safeguards to handle classified information requirements for access to classified information. Our ability to obtain and maintain facility security clearances has a direct impact on our ability to compete for and perform U.S. government contracts, the performance of which requires access to classified information. Our ability to so obtain or maintain any facility security clearance level could result in the termination, non-renewal or our inability to obtain certain U.S. government contracts, which would reduce our revenues and harm our business.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

        There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At March 31, 2009, our backlog was approximately $60 million, of which $45 million is estimated to be realized in 2009. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

We have breached certain financial covenants under our revolving line of credit with TD Bank and the partial or complete loss of such revolving line may impact our ability to timely meet our working capital requirements.

        On April 1, 2009, we received a Notice of Default from our primary lender, TD Bank, resulting from the violation of certain financial covenants under the Loan Agreement, dated May 2, 2007, as amended, and as assumed by one of our subsidiaries. The bank has stated that it is not presently taking action to enforce its rights and remedies under our existing revolving line of credit with the bank, however they are not waiving their rights under any exiting or future defaults or events of default. The bank has indicated that it will continue to make advances under the Loan Agreement, but it has no obligation to do so and may refuse an advance request in its sole discretion without notice.

        Subsequently, on April 27, 2009, we entered into a Forbearance Agreement and Amendment to Loan Agreement with the bank, pursuant to which the bank has agreed to forbear from exercising its default-related rights and remedies with respect to the defaults specified in the Notice of Default, including without limitation acceleration and foreclosure, and continue to provide advances and other financial accommodations under the Loan Agreement until June 15, 2009 (or Forbearance Period) unless such Forbearance Period is earlier terminated as a result of any Forbearance Default (as such term is defined in the Forbearance Agreement).  Notwithstanding the foregoing, the bank will have no obligation to make any advance if, after giving effect thereto, the aggregate principal amount of the Advances plus outstanding letters of audit issued by the lender for the account of our company and subsidiaries would exceed $2,000,000 prior to May 15, 2009 and $1,000,000 as of May 15, 2009 and thereafter.  Under the Forbearance Agreement, we have agreed, among other things, (i) not to make any Restricted Payment (as such term is defined in the Loan Agreement), other than a stock dividend payable in our common stock and approved by the Lender in its sole discretion, (ii) to use their best efforts to obtain a refinancing, (iii) to provide certain monthly financial information as set forth in the Forbearance Agreement and (iv) to pay the Advances, the Term Loan (as such term is defined in the Loan Agreement) and all other obligations in full by June 15, 2009.  Our failure to comply with any of the foregoing shall constitute a Forbearance Default under the Forbearance Agreement, which can result in termination of the Forbearance Agreement.  The Forbearance Agreement has been filed as an exhibit to the Form 8-K filed with the SEC on May 1, 2009.

        In the event we violate any covenants in the Loan Agreement or fail to comply with additional covenants set forth in the Forbearance Agreement during the Forbearance Period, the bank can refuse to make one or more advances and terminate the Forbearance Agreement, and we may unexpectedly be unable to meet our working capital obligations which could harm our reputation and our business.

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

We may not be able to adequately safeguard our intellectual property rights and trade secrets from unauthorized use, and we may become subject to claims that we infringe on others’ intellectual property rights.

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

        Although we implement protective measures and intend to defend our proprietary rights, these efforts may not be successful. From time to time, we may litigate within the United States or abroad to enforce our licensed patents, to protect our trade secrets and know-how or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive, require management’s attention and might not bring us timely or effective relief.

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

        Our success and our business strategy depend in large part on our ability to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing employment offers. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. We presently maintain “key man” insurance on Anthony Piscitelli, our President and Chief Executive Officer. We believe that, as our activities increase and change in character, additional experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we may not be able to hire them when required, or have the ability to attract and retain them.

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

        In order to pursue international sales opportunities, we have initiated a program to obtain product classifications, commodity jurisdictions, licenses, technology control plans, technical data export licenses and export related programs. Due to our diverse products, it is possible that some products may be subject to classification under the United States State Department International Traffic in Arms Regulations (ITAR). In the event that a product is classified as an ITAR-controlled item, we will be required to obtain an ITAR export license. While we believe that we will be able to obtain such licenses, the denial of required licenses and/or the delay in obtaining such licenses may have a significant adverse impact on our ability to sell products internationally. Alternatively, our products may be subject to classification under the United States Commerce Department’s Export Administration Regulations (EAR). We also anticipate that we may be required to comply with international regulations, tariffs and controls and we intend to work closely with experienced freight forwarders and advisors. We anticipate that an internal compliance program for international sales will require the commitment of significant resources and capital.

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

• cyclical nature of defense spending;

• interest rate changes;

• changes in the market’s expectations about our operating results;

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

        Fluctuations in the price of our common stock could contribute to the loss of all or part of an investor’s investment in the company.

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

• provide that directors may only be removed “for cause” and only with the approval of 66 2/3 percent of our stockholders;

• provide that only our board of directors can fill vacancies on the board of directors;

• require super-majority voting to amend our bylaws or specified provisions in our certificate of incorporation;

• authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2009, we issued options to purchase an aggregate of 100,000 shares of our common stock to consultants for services rendered.  The exercise price for each option is $2.00 per share and each option vested immediately upon the issuance.

The foregoing grants were exempt from registration under the Securities Act, pursuant to Section 4(2) and Rule 506 promulgated thereunder as transactions with accredited investors by an issuer not involving a public offering.

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

AMERICAN DEFENSE SYSTEMS, INC.

Date: May 15, 2009	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.