Form 10-Q
period 2009-06-30
AMERICAN DEFENSE SYSTEMS INC
filed 2009-08-14
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 13, 2009, 45,506,457 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

PART I

Item 1.    Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$348,662	$374,457
Accounts receivable, net	8,610,578	4,981,150
Inventory	837,597	621,048
Prepaid expenses and other current assets	4,933,040	3,144,601
Costs in excess of billings on uncompleted contracts	8,292,995	7,143,089
Deposits	309,685	437,496

TOTAL CURRENT ASSETS	23,332,557	16,701,841

PROPERTY and EQUIPMENT, net	3,524,693	3,743,936
DEFERRED FINANCING COSTS, net	979,917	1,277,833
NOTES RECEIVABLE	925,000	925,000
GOODWILL	450,000	450,000
ADVANCES for FUTURE ACQUISITIONS	159,560	159,560
DEFERRED TAX ASSET	1,167,832	1,167,832
ASSETS of DISCONTINUED OPERATIONS	—	736,613

TOTAL ASSETS	$30,539,559	$25,162,615

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,519,987	$2,480,652
Accrued payroll	485,431	—
Accrued expenses	412,732	755,615
Loan payable	55,490	—
Line of credit	1,429,789	76,832

TOTAL CURRENT LIABILITIES	8,903,429	3,313,099

LONG TERM LIABILITIES
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	12,223,642	10,981,577
Investor warrant liability	—	90,409
Liabilities of discontinued operations	—	736,613

TOTAL LIABILITIES	21,127,071	15,121,698

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: 100,000,000 shares authorized, 45,281,000 and 39,585,960 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	45,281	39,586
Additional paid in capital	12,844,845	9,534,616
Retained earnings (accumulated deficit)	(3,477,638)	466,715

TOTAL SHAREHOLDERS’ EQUITY	9,412,488	10,040,917

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,539,559	$25,162,615

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

CONTRACT REVENUES EARNED	$14,033,575	$9,224,451	$23,523,277	$17,959,361

COST OF REVENUES EARNED	8,659,865	6,009,447	14,112,974	11,344,483

GROSS PROFIT	5,373,710	3,215,004	9,410,303	6,614,878

OPERATING EXPENSES
General and administrative expenses	1,889,767	993,429	3,538,245	2,367,680
General and administrative salaries	1,022,366	1,097,243	2,095,403	2,254,651
Marketing	723,779	727,260	1,457,573	1,359,567
T2 expenses	124,070	—	237,672	—
Research and development	16,841	203,956	203,227	369,152
Settlement of litigation	63,441	—	63,441	57,377
Depreciation	278,083	147,666	519,412	282,435
Total operating expenses	4,118,347	3,169,554	8,114,973	6,690,862

INCOME (LOSS) FROM OPERATIONS	1,255,363	45,450	1,295,330	(75,984)

OTHER INCOME (EXPENSE)

Unrealized gain (loss) on adjustment of fair value Series A convertible preferred stock classified as a liability	(278,507)	2,605,159	(972,961)	1,176,494
Unrealized gain (loss) on investor warrant liability	(2,434,725)	1,421,432	(2,420,671)	1,313,843
Other income (expense)	(12,730)	10,159	(12,730)	(3,423)
Interest expense	(301,857)	(244,264)	(592,177)	(310,651)
Interest income	10	48,305	8,856	90,081
Finance charge	—	—	—	—
Total other income (expense)	(3,027,809)	3,840,791	(3,989,683)	2,266,344

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,772,446)	3,886,241	(2,694,353)	2,190,360

INCOME TAX PROVISION	500,000	—	500,000	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,272,446)	3,886,241	(3,194,353)	2,190,360

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES
Loss from operations of discontinued division	—	(115,007)	—	(115,496)
Loss from disposal of discontinued division	—	—	—	—
	—	(115,007)	—	(115,496)

NET INCOME (LOSS)	(2,272,446)	3,771,234	(3,194,353)	2,074,864

PREFERRED STOCK DIVIDENDS ACCRUED	(375,000)	(401,252)	(749,380)	(401,252)

NET INCOME (LOSS) ALLOCATED TO COMMON SHAREHOLDERS	$(2,647,446)	$3,369,982	$(3,943,733)	$1,673,612

Basic and Fully Diluted Net Income (Loss) Per Share	$(0.064)	$0.086	$(0.095)	$0.043

Weighted Average Shares Outstanding	41,484,307	39,204,753	41,484,307	39,069,337

EARNINGS PER SHARE - Basic
Income from continuing operations	$(0.06)	$0.10	$(0.08)	$0.06
(Loss) from discontinued operations	$—	$(0.00)	$—	$(0.00)
Net income (loss)	$(0.07)	$0.09	$(0.10)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(3,194,972)	$2,074,864

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Change in fair value associated with preferred stock and warrants	3,662,736	(2,490,337)
Stock based compensation expense	54,845	54,297
Amortization of deferred financing costs	297,916	147,747
Discount on Series A preferred stock	269,104	154,604
Depreciation and amortization	519,412	282,435
Issuance of stock toward payment of accrued dividends	750,000
Changes in operating assets and liabilities:
Accounts receivable	(3,581,870)	1,219,538
Inventories	(216,549)	(533,907)
Deposits and other assets	127,811	(48,410)
Cost in excess of billing on uncompleted contracts	(1,149,906)	(3,450,334)
Prepaid expenses and other assets	(1,788,439)	(1,485,548)
Deferred tax assets	—	—
Deferred financing costs	—	(416,886)
Advances for future acquisitions	—	(387,350)
Accounts payable and accrued expenses	3,651,280	(604,801)
Accrued payroll	—	—
Accrued liabilities	(342,883)	169,617
Investment in affiliate	—	(1,669,350)
Due to related party	(47,558)	262,741

Net cash used in operating activities	(989,073)	(6,721,080)

Cash flows from continuing investing activities:
Purchase of equipment	(300,169)	(2,239,575)
Increase in deferred financing costs	(145,000)	—
Cash paid for acquisition in excess of cash received	—	(100,000)

Net cash used in investing activities	(445,169)	(2,339,575)

Cash flows from continuing financing activities:
Proceeds from notes payable	—	62,970
Proceeds from line of credit	1,352,957	—
Proceeds from sale of stock	—	194,000
Repayments of short term financing	55,490	(12,684)
Proceeds from sale of Series A Convertible Preferred Shares, net of of capitalization costs of $270,000	—	13,950,000

Net cash provided by financing activities	1,408,447	14,194,286

Discontinued operations
Cash used in operating activities	—	—
Net cash used in discontinued operations	—	—

NET INCREASE (DECREASE) IN CASH	(25,795)	5,133,631

CASH AT BEGINNING OF YEAR	374,457	1,479,886

CASH AT END OF PERIOD	$348,662	$6,613,517

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$25,157	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Stock options issued in lieu of cash for compensation	$54,845	$—
Common stock issued as payment toward accrued and future dividends	$1,125,000	$—
Common stock issued in connection with investor warrants	$2,550,000	$—

Assets and liabilities received in acquisition of American Anti-Ram, Inc.

Fixed assets	$—	$30,000
Inventory	$—	$120,000
Goodwill	$—	$280,000
Accounts payable and accrued expense	$—	$(30,000)
Notes payable	$—	$—
Shares issuable in connection with acquisition	$—	$(200,000)
Cash paid in connection with acquisition	$—	$(100,000)
Amounts due to American Anti-Ram, Inc.	$—	$(100,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

1.              NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

American Defense Systems, Inc. (the “Company” or “ADSI”) was incorporated under the laws of the State of Delaware on December 6, 2002.

On May 1, 2003, the stockholder of A.J. Piscitelli & Associates, Inc. (“AJP”) exchanged all of his issued and outstanding shares for shares of American Defense Systems, Inc. The exchange was accounted for as a recapitalization of the Company, wherein the stockholder retained all the outstanding stock of American Defense Systems, Inc. At the time of the acquisition American Defense Systems, Inc. was substantially inactive.

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

In January 2008, American Physical Security Group, LLC (“APSG”) was established as a wholly owned subsidiary of the Company for the purposes of acquiring the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades. The acquisition represented a new product line for the Company.  APSG is located in North Carolina.

Interim Review Reporting

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report filed on April 15, 2009.

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

JUNE 30, 2009

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

PCAOB                                                                                          Public Companies Accounting Oversight Board

SAB                                                                                                           Staff Accounting Bulletin

SEC                                                                                                              Securities Exchange Commission

SFAS or FAS                                                            Statement of Financial Accounting Standards

TAG                                                                                                          Tactical Applications Group

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

Significant estimates for all periods presented include cost in excess of billings, liabilities associated with the Series A Convertible Preferred Stock and Investor Warrants and valuation of deferred tax assets.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Billing in Excess of Cost

All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a current liability called “Billings in Excess of Costs on Uncompleted Contracts.”  Upon completion of the purchase order, all such billings are reclassified from the balance sheet to the statement of operations as revenues.  Due to the structure of the Company’s contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as liabilities as of June 30, 2009 or 2008.  Contract retentions are included in accounts receivable.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

The Company receives certain components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the six months ended June 30, 2009 and 2008, the Company derived 97% and 99% of its revenues from various U.S. government entities.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Fair Value Measurements

The Company SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques requires significant judgment and are primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Level 1 Inputs

These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 Inputs

These inputs are other than quoted prices that are observable, for an asset or liability. This includes: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs

These are unobservable inputs for the asset or liability which require the Company’s own assumptions.

Income Taxes

The Company accounts for income taxes according to SFAS 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the  the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company’s financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since its inception in 2002.

Recent accounting pronouncements

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s future consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  Although additional disclosures are required, the adoption of SFAS No. 165 is not expected to have a material impact on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The implementation of FSP FAS No. 157-4

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

did not have a material on the Company’s consolidated financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments “. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s consolidated financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s consolidated financial position and results of operations.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

2.              COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND ACCOUNTS RECEIVABLE

Costs in Excess of Billings and Billing in Excess of Costs

The cost in excess of billings on uncompleted contracts reflects the accumulated costs incurred on contracts in production but not completed.  Upon completion, inspection and acceptance by the customer, the contract is invoiced and the accumulated costs are charged to statement of operations as costs of revenues.  During the production cycle of the contract, should any progress billings occur or any interim cash payments or advances be received, such billings and/or receipts on uncompleted contracts are accumulated as billings in excess of costs. The Company fully expects to collect net costs incurred in excess of billing and periodically evaluates each contract for potential disputes related to contract overruns and uncollectable amounts.  There was no bad debt expense recorded for the six months ended June 30, 2009 and 2008.

Net costs incurred in excess of billing consisted of the following as of June 30, 2009, and December 31, 2008

	June 30, 2009	Dec 31, 2008

Cost in excess of billings on uncompleted contracts	$8,292,995	$7,143,089
Billings and/or receipts on uncompleted contracts	—	—
Net costs incurred in excess of billing on uncompleted contracts	$8,292,995	$7,143,089

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At June 30, 2009 and December 31, 2008, the Company had $8,610,578 and $4,981,150, respectively, of accounts receivable, of which the Company considers all to be fully collectible.  There was no bad debt expense recorded for the six months ended June 30, 2009 or 2008.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

3.      PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Leasehold improvements	$1,771,402	$1,749,367
General equipment	742,227	666,120
Light vehicles and trailers	221,247	221,247
T2 Demonstration range and firearms	744,454	744,454
Office equipment	1,056,666	855,294
Furniture and fixtures	190,044	163,658
Aircraft	868,750	868,750
	5,594,790	5,268,890
Less: accumulated depreciation and amortization	2,070,097	1,524,954
	$3,524,693	$3,743,936

For the six months ended June 30, 2009 and 2008, the Company recorded $519,412 and $282,435 in depreciation and amortization expense, respectively.

The Company maintains its firearms under the custodianship of an individual in accordance with New York State law. The firearms are used for testing and demonstrating the effectiveness of the Company’s bullet resistant and blast mitigation products.

4.      COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Southern California Gold Products d/b/a Gypsy Rack

On July 10, 2007, the Company filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, the Company filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit.  Defendants filed an answer to the amended complaint on April 16, 2008.  Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. We filed opposition to the motion. The defendants motion and a subsequent application for an immediate interlocutory appeal were denied. A mediation settlement conference was held on October 31, 2008, which was unsuccessful. The defendants made a second motion for summary judgment that was denied in May, 2009. Discovery has continued and expert discovery is in the process of being completed. A second mediation settlement conference was held in July 2009. As a result of that conference, the parties believe they may have reached a settlement in principle. The parties have requested that the Court stay discovery and the trial for a period of sixty (60) days. The parties have proposed to the Court that they will report back to the Court on September 7, 2009 to inform the Court of the results of these settlement discussions and to further discuss whether the parties and the case will proceed to trial.

Breach of Contract

On February 29, 2008, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The Company filed an answer to the complaint and will be commencing discovery.  The Company believes that meritorious defenses to the claims exist and the Company intends to vigorously defend this action.

Breach of Contract

On March 4, 2008, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. The Complaint seeks damages in excess of $3,000,000. The Company believes the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, a second action was commenced against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May, 7 2008, the Company served a motion to dismiss the complaint, which is fully submitted to the Court. No amounts have been accrued for damages as the Company believes meritorious defenses to the claims exist.  The Company intends to vigorously defend this action. No further, significant actions have occurred and the matter is still pending resolution at June 30, 2009.

Financing

As of June 30, 2009, the Company had access to a $2.5 million line of credit with TD Bank, f/k/a Commerce Bank.  This line of credit allows the Company to borrow up to the amount specified above, limited to 80% — 85% of the total accounts receivable.  Under the line of credit, the Company is charged interest at 1.75% over the libor rate.  The line of credit repayment terms are due upon demand.  The balance as of June 30, 2009 was $1,429,789.  See Note 8.

5.      STOCKHOLDERS’ EQUITY

Warrants

As part of its February 2005 private offering, the Company issued purchase warrants for up to 808,462 shares of common stock at the purchase price of $1.00 per share to the placement agent which will expire September 1, 2010. The investor warrants issued in connection with the offering expired on August 31, 2006.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

The following is a summary of stock warrants outstanding at June 30, 2009.

	Warrants	Exercise Price	Value if Exercised
Beginning balance	773,680	$1.00	$773,680
Exercised	—	1.00	—
Forfeited or expired	—	1.00	—
Ending balance	773,680	$1.00	$773,680

In accordance with SFAS 123 “Accounting for Stock-Based Compensation,” and SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company accounts for the stock warrants using the fair value method.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	3.22%
Expected volatility	10 – 20%
Expected life	1.5 Years – 5.5 Years
Expected dividends	–

Based on the assumptions noted above, the fair market value of the warrants was valued at $330,475, which has been reflected in the Statement of Stockholders’ Equity as of December 31, 2005.  No additional value was attributed to placement agent warrants in 2009.

Stock Option Plan

The following is a summary of stock options outstanding at June 30, 2009:

Beginning balance – December 31, 2008	1,995,000
Options issued	200,000
Exercised	—
Forfeited or expired	—
Ending balance – June 30, 2009	2,195,000

On January 12, 2009, the Company issued options to purchase an aggregate of 100,000 shares of our common stock to our consultants for services rendered.  The exercise price for each option is $2.00 per share and each option vested immediately upon the issuance.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free	2.99%
Expected volatility	45.00%
Forfeiture rate	10.00%
Expected life	5 Years
Expected dividends	—

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Based on the assumptions noted above, the fair market value of the options issued during 2009 was valued at $13,183 as of June 30, 2009.

6.      SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) on March 7, 2008 to sell shares of its Series A Convertible Preferred Stock (“Series A Preferred”) and warrants (“Investor Warrants”) to purchase shares of its common stock, and to conditionally sell shares of the Company’s common stock, to three investors (the “Series A Holders”). The investors purchased an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock and to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants was $15,000,000 and the aggregate purchase price for the common stock was $500,000.  The Company completed the sale of the Series A Preferred and Investor Warrants in March and April 2008, and the Company and investors determined not to complete the conditional sale of the 100,000 shares of common stock.

Settlement Agreements

In connection with a Notice of Triggering Event Redemption received by the Company, on May 22, 2009 the Company entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders (the “Settlement Agreement”) pursuant to which, among other things, (i) the Series A Holders waived any breach by the Company of certain financial covenants or its obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009, and waived any “Equity Conditions Failure” and any “Triggering Event” under the Certificate of Designation otherwise arising from such breaches,  (ii) the Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share, (iii) the Company issued the Holders an aggregate of 2,000,000 shares of the Company’s common stock (the “Dividend Shares”), in full satisfaction of the Company’s obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) the Company agreed to redeem $7,500,000 in stated value of the Series A Preferred by December 31, 2009.  The Company agreed that, if it fails to so redeem $7,500,000 in stated value of the Series A Preferred by that date (a “Redemption Failure”), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by the Company will increase by an amount equal to 10% of the stated value, (ii) the Company will use its best efforts to obtain stockholder approval to reduce the conversion price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A preferred is convertible), and (iii) the Company will expand the size of its board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use its best efforts to amend the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Although the Settlement Agreement provides that $7,500,000 in stated value of the Series A Preferred is to be redeemed at December 31, 2009, the Company continues to record the fair value of such Series A Preferred as a long term liability.  The Company has reached this position based on its interpretation that the sole remedies for a Redemption Failure, as set forth in the Settlement Agreement, do not include the continued obligation for such redemption.

Pursuant to the terms of the Settlement Agreement, on May 22, 2009, the Company entered into a Registration Rights Agreement with the Series A Holders pursuant to which, among other things, the Company agreed to file with the Securities and Exchange Commission, by June 1, 2009, a registration statement covering the resale of the Dividend Shares, and to use its best efforts to have such registration statement declared effective as soon as practicable thereafter.  The Company further agreed with the Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the Investor Warrants in May and June 2009.  A registration statement was filed, and subsequently declared effective on August 10, 2009.

Also pursuant to the terms of the Settlement Agreement, each of the Company’s directors and executive officers has entered into a Lock-Up Agreement, pursuant to which each such person has agreed that, for so long as any shares of Series A Preferred remain outstanding, he will not sell any shares of the Company’s common stock owned by him as of May 22, 2009.

Also pursuant to the terms of the Settlement Agreement, on May 22, 2009, the Company’s Chief Executive Officer, President and Chairman, entered into an Irrevocable Proxy and Voting Agreement with the Series A Holders (the “Voting Agreement”), pursuant to which the Company’s CEO agreed, among other things, that if a Redemption Failure occurs he will vote all shares of the Company’s voting stock owned by him in favor of (i) reducing the conversion price of the Series A Preferred from $2.00 to $0.50 and (ii) amending the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board of directors (collectively, the “Company Actions”).  The Company’s CEO also appointed WCOF as his proxy to vote his shares of the Company’s voting stock in favor of the Company Actions, and against approval of any opposing or competing proposal, at any stockholder meeting or written consent of the Company’s stockholders at which such matters are considered.

Accounting for the Series A Preferred

The Company accounted for the transaction in accordance with SFAS 150 “Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity.”  SFAS 150 provides guidance on how financial instruments should be classified and measured when characteristics of both liabilities and equity exist and requires that an entity classify a financial instrument that is within its scope as a liability carried at fair value because the financial instrument embodies an obligation of the issuer.  The mandatory redemption provision incorporated into the Series A Preferred causes the stock to fall within the scope of SFAS 150 since the Company must redeem the stock by December 31, 2010 by transferring cash to the Holders.   The Settlement Agreement did not change the classification of the instrument as a long term liability carried at fair value.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to placement agent in

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance.  In addition, under SFAS 150, paragraph 20, “mandatorily redeemable instruments must be measured initially at fair value.”   Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred was adjusted to the fair value at the date of issuance, with the difference recorded as a loss.

For the six months ended June 30, 2009, the Company has recorded a net loss on adjustment of the Series A Preferred to fair value in the amount of $972,961.

Presentation for the Series A Preferred

Under SFAS 150, the Company presents the Series A Preferred on the balance sheet at its fair value at each reporting period.  Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The change in fair value calculation between reporting periods is directly related to the price of the Company’s common stock. Therefore, an increase in the stock price will result in an unrecognized loss, whereas a decrease in the stock price will result in an unrecognized gain in the Company’s Statement of Operations.

In order to estimate the fair value at each reporting period, the Company uses the Binomial Lattice option pricing with the following assumptions:

Risk-Free Rate	.75
Expected volatility	80.00%
Expected life	1.5 years
Expected dividends	0.00%
Strike price	$2.00
Stock price	$.48
Effective discount rate	33.29%
Debt feature applicable rate	35.00%

Based on the above inputs, the Company calculated fair value for the Series A Preferred as of June 30, 2009 was $12,223,642.  The per share price approximates $815 for each of the 15,000 shares of Series A Preferred outstanding.

Investor Warrants

In connection with the closings under the Purchase Agreement, Investor Warrants to purchase up to 3,750,000 shares of Common Stock at $2.40 per share were issued in addition to the 15,000 shares of Series A Preferred.

In connection with the Settlement Agreement entered into on May 22, 2009, as noted above, the warrants were amended to reduce the exercise price from $2.40 to $.01.  As a result, the warrants

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

were considered exercised as of the date of the agreement.  The Company determined that the fair value of the warrants at the date of the Settlement Agreement was $2,434,725.  This loss from the increase in the fair value of the warrants as of the date of the settlement has been recorded within the Company’s Statement of Operations as of June 30, 2009.  For the six months ended June 30, 2009, the Company has recorded a net loss on adjustment of the investor warrants to fair value in the amount of $2,420,671.

Placement Agent Warrants

In connection with the sale of the Series A Preferred and Investor Warrants, the placement agent was entitled to receive warrants (Placement Agent Warrants) to purchase a total of 6% of the number of common stock issued in the financing or 675,000 shares.   The Placement Agent Warrants were accounted for as a transaction cost associated with the issuance of the Series A Preferred.  The Placement Agent Warrants recorded at fair value at the date of issuance.  Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company satisfies the criteria for classification of the Placement Agent Warrants as equity.  The fair value associated with the 675,000 Placement Agent Warrants was $511,742 at the date of issuance.

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

Deferred financing costs included the following as of June 30, 2009:

Placement agent costs	$900,000
Investor expenses	60,000
Legal and other related costs	233,350
Fair market value of placement agent warrants	511,742
Less: amortization	(727,173)
Deferred financing costs, net	$977,919

Fair Value Reporting

As required by SFAS 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

The Company’s financial liabilities carried at fair value as of June 30, 2009 are the Series A Preferred.  Since the Series A Preferred valuation utilizes certain unobservable inputs that are based upon estimate, including estimates on the initial stock prices, volatility based upon comparable companies and estimation of equity and debt positions, the Company considers this to be a Level III input.  The Company’s Investor Warrants were also carried at fair value through the date of the Settlement Agreement on May 22, 2009 and were considered valued using a Level III input, through the date of settlement.

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2009, are as follows:

	Carrying Amount at June 30,	Fair Value Measurements
	2009	Level 1	Level 2	Level 3
Liabilities

Series A Preferred	$12,223,642	$—	$—	$12,223,642
Total	$12,223,642	$—	$—	$12,223,642

7.      DISCONTINUED OPERATIONS

On January 2, 2009, the Company entered into an agreement with the prior owners of TAG to sell the assets and liabilities back to TAG.  TAG was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent TAG’s operations and have been segregated from continuing operations and reported as discontinued operations for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
Contract Revenues Earned	$—	$596,837
Cost of Revenues Earned	—	(424,090)
Gross Profit	—	172,747
Operating Expenses	—	(288,727)
Other Expenses	—	484
Net Loss	$—	$(115,496)

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

The following is a summary of assets and liabilities of TAG discontinued operations as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Assets
Cash	$—	$75,103
Inventory	—	591,688
Prepaid Expenses	—	174
Property and Equipment, net	—	69,648
Deferred Financing Costs	—	—
Total Assets	$—	$736,613

Liabilities
Accounts Payable	$—	$700,287
Short Term Notes	—	36,326
Total Liabilities	$—	$736,613

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

8.      SUBSEQUENT EVENTS

Accounts Receivable Purchase Agreement

On July 27, 2009, the Company entered into an Accounts Receivable Purchase Agreement with Republic Capital Access, LLC (“RCA”), as of July 23, 2009 (the “RCA Purchase Agreement”).  Under the RCA Purchase Agreement, the Company can sell eligible accounts receivables to RCA.  Eligible accounts receivable, subject to the full definition of such term in the RCA Purchase Agreement, generally are our receivables under prime government contracts.

Under the terms of the RCA Purchase Agreement, the Company may offer eligible accounts receivable to RCA and if RCA purchases such receivables, the Company will receive an initial

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

upfront payment equal to 90% of the receivable.  Following RCA’s receipt of payment from customers for such receivables, RCA will pay the remaining 10% of the receivable less its fees.  In addition to the Discount Factor fee and an initial enrollment fee, the Company is required to pay RCA a program access fee equal to a stated percentage of the sold receivable, a quarterly program access fee if the average daily amount of the sold receivables is less than $2,250,000 and RCA’s initial expenses in negotiating the RCA Purchase Agreement and other expenses in certain specified situations.  The RCA Purchase Agreement also provides that in the event, but only to the extent, that the conveyance of receivables by the Company is characterized by a court or other governmental authority as a loan rather than a sale, the Company shall be deemed to have granted RCA effective as of the date of the first purchase under the RCA Purchase Agreement, a security interest in all of the Company’s right, title and interest in, to and under all of the receivables sold by the Company to RCA, whether now or hereafter owned, existing or arising.  The initial term of the RCA Purchase Agreement ends on December 31, 2009.  The Company has not yet sold any receivables to RCA.

TD Bank Loan Repayment

As of July 24, 2009, the Company repaid in full the entire outstanding balance under that certain Loan Agreement, dated as of May 2, 2007, among the Company, its wholly owned subsidiary A.J. Piscitelli & Associates, Inc. (“AJP”) and TD Bank, N.A. (formerly Commerce Bank, N.A., the “Bank”), as assumed by American Physical Security Group, LLC (a wholly owned subsidiary of the Company, “APSG” and together with the Company and AJP, the “Borrowing Companies”), as amended (the “Loan Agreement”), and related agreements, including but not limited to the Revolving Credit Note and the Term Note, each dated May 2, 2007 (collectively, the “Loan Documents”).  As of such date, (i) each of the Loan Documents have automatically terminated, (ii) the Bank’s lien or security interest in the Borrowing Companies’ assets have been terminated, and (iii) all obligations of the Borrowing Companies under the Loan Documents have been satisfied in full.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2008.

Except for statements of historical fact, certain information described in this report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “project,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting our operations, market growth, service and products.  You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Item 1A of Part II.

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

Our contract backlog as of June 30, 2009 and June 30, 2008 was $48.0 million and $45.0 million, respectively, and of our $48.0 million of contract backlog as of June 30, 2009, we estimate that $28.0 million will be filled in 2009. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM’s and strategic partners.  Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

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

We recognize revenue and report profits from purchases orders filled under master contracts under the completed contract method. Purchase orders received under master contracts may extend for periods in excess of one year. Contract costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of June 30, 2009, there were no such provisions made.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called “Costs in Excess of Billings on Uncompleted Contracts.” Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred liability called “Billings in Excess of Costs on Uncompleted Contracts”. Upon completion of a purchase order, all such associated billings would be reclassified from the balance sheet to the statement of operations as revenues. Due to the structure of our contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of June 30, 2009.

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

We recognized $54,845 and $54,297 in stock compensation expense as of June 30, 2009 and June 30, 2008, respectively.

Fair Value Measurements

We have adopted the provisions of Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157).   SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009.

Fair value, as defined in SFAS 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques requires significant judgment and are primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

•                  Level 1 Inputs:  These inputs come from quoted prices (unadjusted) in active markets for identical assets or liabilities.

•                  Level 2 Inputs:  These inputs are other than quoted prices that are observable, for an asset or liability. This includes: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•                  Level 3 Inputs:  These are unobservable inputs for the asset or liability which require the company’s own assumptions.

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

Series A Preferred Stock.    We account for our Series A Convertible Preferred Stock (or Series A Preferred) in accordance with SFAS 150 “Accounting for Certain Financial Instrument with Characteristics of both Liabilities and Equity”. SFAS 150 provides guidance on how financial instruments should be classified and measured when characteristics of both liabilities and equity exist and requires that an entity classify a financial instrument that is within its scope as a liability because the financial instrument embodies an obligation of the issuer. The mandatory redemption provision incorporated into the Series A Preferred causes the stock to fall within the scope of SFAS 150 since we must redeem the stock by December 31, 2010 by transferring cash to the holders of the Series A Preferred.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance. In addition, under SFAS 150, paragraph 20, “mandatorily redeemable instruments must be measured initially at fair value”. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9,832,497. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3,626,977.  These liabilities were subsequently adjusted to fair value as of June 30, 2009, which resulted in a net loss of $972,961. As of June 30, 2009, the Series A Preferred liability was $12,223,642.

Investor Warrants.    The warrants issued with the Series A Preferred (or Investor Warrants) meet the criteria under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $1,142,503. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $398,023.  As of December 31, 2008, the Investor Warrant liability was $115,275.   The Investor Warrants met the criteria under EITF 01-6 “The Meaning of Indexed to a Company’s Own Stock”, which provides guidance as to whether a contract is indexed to a company’s own stock. However, since the warrants do not meet the criteria for reporting as an equity instruments under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the Investor Warrants is included as a noncurrent liability as of December 31, 2008.

On May 22, 2009 we entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders (or Settlement Agreement) pursuant to which, among other things, the Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share.  The warrants were exercised in full during May and June, 2009 and the Investor Warrant liability was adjusted to $0 as of May 22, 2009.  The adjustment to record these Investor Warrants to fair value as of the date of the exercise resulted in a net loss of $2,420,671.

For additional information, see “Liquidity and Capital Resources - Series A Convertible Preferred Stock” below.

Placement Agent Warrants.    The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants are recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we satisfy the criteria for classification of the Placement Agent Warrants as equity. We have recorded the corresponding amount recorded as a Deferred Financing Cost. Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, we recorded $1,033,433 and $418,559 in deferred financing costs and amortized $297,916 as interest expense as of June 30, 2009.

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenues.  Revenues from continuing operations for the three months ended June 30, 2009 were approximately $14 million, an increase of approximately $4.8 million, or 52%, over revenues of approximately $9.2 million in the comparable period in 2008.  This increase was due primarily to increased order fulfillment under our Marine Corps Contract No. M67854-07-D-5023 during the second quarter of 2009 versus the same quarter in 2008, including orders that had been expected in the fourth quarter of 2008 that were delayed into the first and second quarters of 2009.  The revenue increase also was due to additional sales generated from our physical security product business for the three months ended June 30, 2009 of approximately $1.1 million, an increase of approximately $655,000 or 147% over revenues of approximately $445,000 for the three months ended June 30, 2008.

On January 2, 2009, we discontinued the operations of our Tactical Application Group, a tactical equipment supply business.  Revenues from our discontinued operations for the three months ended June 30, 2008 was approximately $597,000.  There were no revenues generated from discontinued operations during the three months ended June 30, 2009.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2009 was approximately $8.7 million, an increase of approximately $2.7 million, or 45%, over cost of revenue of $6.0 million in the comparable period in 2008.  This increase was related to our increased production costs under the Marine Corps sales contract mentioned above.  The costs of revenue also increased due to additional costs of sales from our physical security product business during the quarter ended June 30, 2009.

Cost of revenues from discontinued operations for the three months ended June 30, 2008 was approximately $424,000.  There were no costs of revenues generated from discontinued operations for the three months ended June 30, 2009.

Gross profit margin.   The gross profit margin for the three months ended June 30, 2009 and June 30, 2008 were approximately $5.37 million and $3.21 million, respectively.  The gross profit margin percentage was 38.2% and 34.8% for the three months ended June 30, 2009 and June 30, 2008, respectively. The increase in gross profit margin percentage from continuing operations from 2008 to 2009 resulted primarily from a reduction in overall costs incurred during the three months ended June 30, 2009 that were associated with production on the Marine Corps sales contract.

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended June 30, 2009 and June 30, 2008 were approximately $724,000 and $727,000, respectively, representing a decrease of $3,000, or 0.4%.  The increase was due primarily to an increase in trade show expenses and related expenses from marketing T2, along with our current product line, for the three months ended June 30, 2009.  We did not offer the T2 during the three months ended June 30, 2008 and, therefore, incurred no marketing expense for its promotion.  There were no sales or marketing expenses for discontinued operations during the quarters ended June 30, 2009 and 2008.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2009 and June 30, 2008 were approximately $16,000 and $204,000, respectively.  The decrease of $188,000 or 92% from 2008 to 2009 was the result of additional testing and improvements of existing products and continued work on our products in development during the three months ended June 30, 2008.  There were no research and development expenses for discontinued operations.

General and Administrative Expenses.  General and administrative expenses from continuing operations for the three months ended June 30, 2009 and June 30, 2008 were approximately $1.9 million and $1.0 million, respectively.  The increase of approximately $900,000, or 90%, was primarily due to general increases in expenses of approximately $800,000 relating to board of director compensation, professional fees, general and liability insurance, rent and general supplies, as well as additional general and administrative expenses associated with the facilities for our physical security product business of approximately $100,000.

General and administrative expenses associated with discontinued operations was approximately $60,000 for the three months ended June 30, 2008.  There were no such expenses incurred during the three months ended June 30, 2009.

General and Administrative Salaries Expense.  General and administrative salaries expense for the three months ended June 30, 2009 and June 30, 2008 were approximately $1.0 million and $1.1  million, respectively.  The net decrease of $100,000, or 9% was due in part to the decrease in salary expense at the Hicksville facility.  In addition, we incurred no salary expense with regard to our discontinued operations, which were approximately $106,500 during the quarter ended June 30, 2008.  As of June 30, 2009, there were 39 employees that were classified as general and administrative personnel, versus 41 employees as of June 30, 2008.

Depreciation expense.  Depreciation expense was approximately $278,000 and $147,000 for the three months ended June 30, 2009 and June 30, 2008, respectively.  The increase of $131,000, or 89%, was the result of our higher property and equipment balance as of June 30, 2009 versus June 30, 2008.  This increase was the result of additional leasehold improvements and equipment associated with the expansion of our facility during 2008, property and equipment purchased in 2008 and 2009 for our Hicksville facility and physical security product business, and T2 equipment.  This higher capital balance as of June 30, 2009 resulted in higher depreciation expense.

Other (income) and expense.  As a result of our agreement to sell our Series A Convertible Preferred Stock and warrants to purchase common stock and the subsequent Settlement Agreement that reduced the exercise price of the investor warrants from $2.40 to $.01, we incurred losses which occurred upon the valuation of the stock.  Such valuation took into account the features, rights and obligations of the convertible preferred stock, which ultimately resulted in a higher fair value than the proceeds received.  Since the Series A Convertible Preferred Stock and related Investor Warrants are required to be recorded at fair value, we recorded a loss on such securities.  We experienced a loss on adjustment of fair value with respect to our Series A Convertible Preferred Stock of $278,000 and a gain on adjustment of $2.6 million for the three months ended June 30, 2009 and 2008, respectively.  We also recognized a loss of approximately $2.4 million and a gain on the related investor warrants of $1.4 million as of June 30, 2009 and 2008, respectively.  The $2.4 million loss related to the investor warrants for the three months ended June 30, 2009 was the result of the reduction in the exercise price from $2.40 to $.01.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred Stock of $266,700 and $249,599 for the three months ended June 30, 2009 and 2008.

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenues.  Revenues from continuing operations for the six months ended June 30, 2008 were approximately $23.5 million, an increase of approximately $5.6 million, or 31%, over revenues of approximately $17.9 million in the comparable period in 2008.  This increase was due primarily to increased order fulfillment under our Marine Corp Contract No. M67854-07-D-5023 during the six months ended June 30, 2009 versus the same period in 2008, including orders that had been expected in the fourth quarter of 2008 that were delayed into the first and second quarters of 2009.  The revenue increase also was due to additional sales generated from our physical security product business for the six months ended June 30, 2009 of approximately $2,100,000, an increase of approximately $1,500,000 or 250% over revenues of approximately $600,000 for the six months ended June 30, 2008.

Revenues from our discontinued operations for the six months ended June 30, 2008 was approximately $775,000.  There were no revenues generated from discontinued operations during the six months ended June 30, 2009.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2009 was approximately $14.1 million, an increase of approximately $2.8 million, or 25%, over cost of revenue of $11.3 million in the comparable period in 2008.  This increase was related to our increased production costs under the Marine Corps sales contract mentioned above.

Cost of revenues from discontinued operations for the six months ended June 30, 2008 was approximately $600,000.  There were no costs of revenues generated from discontinued operations for the six months ended June 30, 2009.

Gross profit margin.   The gross profit margin for the six months ended June 30, 2009 and June 30, 2008 were approximately $9.4 million and $6.6 million, respectively.  The gross profit margin percentage was 40% and 37% for the six months ended June 30, 2009 and June 30, 2008, respectively. The increase in gross profit margin percentage from continuing operations from 2008 to 2009 resulted primarily from a reduction in overall costs incurred during the six months ended June 30, 2009 that were associated with production on the Marine Corps sales contract.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2009 and June 30, 2008 were approximately $1.46 million and $1.36 million, respectively, representing an increase of $100,000, or 7%.  The increase was due primarily to an increase in trade show expenses and related expenses from marketing T2, along with our current product line for the six months ended June 30, 2009.  We did not offer the T2 during the six months ended June 30, 2008 and, therefore, incurred no marketing expense for its promotion.  There were no sales or marketing expenses for discontinued operations.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2009 and June 30, 2008 were approximately $203,000 and $369,000, respectively.  The decrease of $166,000 or 45% from 2008 to 2009 was the result of additional testing and improvements of existing products and continued work on our products in development during the six months ended June 30, 2008. There were no research and development expenses for discontinued operations.

General and Administrative Expenses.  General and administrative expenses from continuing operations for the six months ended June 30, 2009 and June 30, 2008 were approximately $3.54 million and $2.37 million, respectively.  The increase of approximately $1.17 million, or 49%, was primarily due to general increases in expenses of approximately $980,000 relating to professional fees, board of director compensation, general and liability insurance, rent and general supplies, as well as additional general and administrative expenses associated with the facilities for our physical security product business of approximately $190,000.

General and administrative expenses associated with discontinued operations was approximately $200,000 for the six months ended June 30, 2008.  There were no such expenses incurred during the six months ended June 30, 2009.

General and Administrative Salaries Expense.  General and administrative salaries expense for the six months ended June 30, 2009 and June 30, 2008 were approximately $2.1 million and $2.25 million, respectively.  The net decrease of $150,000, or 7% was due to the decrease in salary expense at the Hicksville facility and the reduction of salary expense with regard to our discontinued operations, which were approximately $195,900 during the six months ended June 30, 2008.  As of June 30, 2009, there were 39 employees that were classified as general and administrative personnel, versus 41 employees as of June 30, 2008.

Depreciation expense.  Depreciation expense was approximately $519,000 and $282,000 for the six months ended June 30, 2009 and June 30, 2008, respectively.  The increase of $237,000, or 84%, was the result of our higher property and equipment balance as of June 30, 2009 versus June 30, 2008.  This increase was the result of additional leasehold improvements and equipment associated with the expansion of our facility during 2008, property and equipment purchased in 2008 and 2009 for our Hicksville facility and physical security product business, and T2 equipment.  This higher capital balance as of June 30, 2009 resulted in higher depreciation expense.

Other (income) and expense.  As a result of our agreement to sell our Series A Convertible Preferred Stock and warrants to purchase common stock and the subsequent Settlement Agreement that reduced the exercise price of the investor warrants from $2.40 to $.01, we incurred losses which occurred upon the valuation of the stock.  Such valuation took into account the features, rights and obligations of the convertible preferred stock, which ultimately resulted in a higher fair value than the proceeds received.  Since the Series A Convertible Preferred Stock and related Investor Warrants are required to be recorded at fair value, we recorded a loss on such securities.  We experienced a loss on adjustment of fair value with respect to our Series A Convertible Preferred Stock of $972,000 and a gain on adjustment of $1.17 million for the six months ended June 30, 2009 and 2008, respectively.  We also recognized a loss of approximately $2.4 million and a gain on the related investor warrants of $1.3 million as of June 30, 2009 and 2008, respectively.  The $2.4 million loss related to the investor warrants for the three months ended June 30, 2009 was the result of the reduction in the exercise price from $2.40 to $.01.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred Stock of $567,020 and $304,351 for the six months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

The primary sources of our liquidity during the six months ended June 30, 2009 have come from operations and to a lesser extent under our bank credit facility.  As of June 30, 2009, our principal sources of liquidity were net accounts receivable of approximately $8.6 million and costs in excess of billings of approximately $8.3 million and borrowings under our revolving credit facility with TD Bank of approximately $1.43 million.

As of June 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $6.6 million, net accounts receivable of approximately $5.5 million and costs in excess of billings of approximately $8.5 million.  The primary sources of our liquidity during the six months ended June 30, 2008 came from operations and the proceeds from the sale of our Series A Convertible Preferred Stock.

Series A Convertible Preferred Stock

In March and April 2008, we sold shares of our Series A Convertible Preferred Stock (which we also refer to as Series A Preferred Stock) and warrants to purchase our common stock (also referred to as the Investor Warrants).  We received aggregate gross proceeds of $15,000,000, before fees and expenses of the placement agent in the transaction and other expenses.

During the first several months of 2009, we held discussions and negotiations with the holders of our Series A Preferred Stock (or Series A Holders) to resolve our purported breach of certain financial covenants and dividend requirements relating to the Series A Preferred Stock.  In April 2009, the Series A Holder holding a majority of our Series A Preferred Stock demanded redemption of its shares of Series A Preferred.

On May 22, 2009 we entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders (or Settlement Agreement) pursuant to which, among other things, (i) the Series A Holders waived any breach by us of such financial covenants or our obligation to timely pay dividends on the Series A Preferred Stock for any period through September 30, 2009, and waived any “Equity Conditions Failure” and any “Triggering Event” under the certificate of designations of the Series A Preferred Stock (or Certificate of Designations) otherwise arising from such breaches,  (ii) the Investor Warrants were amended to reduce their exercise price from $2.40 per share to $0.01 per share, (iii) we issued the Series A Holders an aggregate of 2,000,000 shares of our common stock (or Dividend Shares), in full satisfaction of our obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) we agreed to redeem $7,500,000 in stated value of the Series A Preferred Stock by December 31, 2009.  We agreed that, if we fail to so redeem $7,500,000 in stated value of the Series A Preferred Stock by that date (a Redemption Failure), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by us will increase by an amount equal to 10% of the stated value, (ii) we will use our best efforts to obtain stockholder approval to reduce the conversion price of the Series A Preferred Stock from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred Stock is convertible), and

(iii) we will expand the size of our board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use our best efforts to amend our certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board.  See “Item 1A.  Risk Factors.  We have entered into a Settlement Agreement, Waiver and Amendment with holders of our Series A Convertible Preferred Stock, pursuant to which, among other things, we have agreed to redeem $7,500,000 in stated value of the Series A Convertible Preferred Stock by December 31, 2009, in addition to our prior obligation to redeem any such Preferred Stock outstanding as of December 31, 2010.  If we fail to redeem such Series A Convertible Preferred Stock, our business could be significantly harmed.”

Pursuant to the terms of the Settlement Agreement, we also entered into a Registration Rights Agreement with the Series A Holders, in which we agreed to file with the Securities and Exchange Commission, by June 1, 2009, a registration statement covering the resale of the Dividend Shares, and to use our best efforts to have such registration statement declared effective as soon as practicable thereafter.  We further agreed with the Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the Investor Warrants in May and June 2009.  A registration statement was filed, and subsequently declared effective on August 10, 2009.

Also pursuant to the terms of the Settlement Agreement, each of our directors and executive officers entered into a Lock-Up Agreement, pursuant to which each such person agreed that, for so long as any shares of Series A Preferred Stock remain outstanding, he will not sell any shares of our common stock owned by him as of May 22, 2009.

Also pursuant to the terms of the Settlement Agreement, on May 22, 2009 our Chief Executive Officer, President and Chairman, entered into an Irrevocable Proxy and Voting Agreement with the Series A Holders, pursuant to which he agreed, among other things, that if a Redemption Failure occurs he will vote all shares of voting stock owned by him in favor of (i) reducing the conversion price of the Series A Preferred Stock from $2.00 to $0.50 and (ii) amending our certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board of directors (collectively referred to as the Company Actions).   Our CEO also appointed one of the Series A Holders as his proxy to vote his shares of voting stock in favor of the Company Actions, and against approval of any opposing or competing proposal, at any stockholder meeting or written consent of our stockholders at which such matters are considered.

Bank Facility

In May 2007, we entered into a loan agreement with TD Bank (formerly known as Commerce Bank, N.A) pursuant to which we had access to a revolving credit facility up to a maximum of $12.0 million depending upon the periodic balance of our qualified accounts receivable.  As of June 30, 2009 and 2008, approximately $1.43 million and $0, respectively, was outstanding under the revolving credit facility.  As part of the same loan facility, we borrowed approximately $55,000 and $120,000 as of June 30, 2009 and 2008, respectively, under a term loan due July 1, 2010, which was payable in equal monthly installments.  The credit facility was secured by all of our assets, and bore interest at a variable rate equal to LIBOR plus a margin of between 1.75% and 2.45%.  As of July 24, 2009, we repaid in full the entire outstanding balance under the loan agreement with TD Bank, following the events described below with the bank.

On April 1, 2009, we received a Notice of Default from TD Bank resulting from the violation of certain financial covenants. The bank stated that it was not presently taking action to enforce its rights and remedies under our existing revolving line of credit, however they were not waiving their rights under any exiting or future defaults or events of default. The bank indicated it would continue to make advances under the credit line, but it had no obligation to do so and would refuse an advance request in its sole discretion without notice.  The bank also demanded that we provide unaudited consolidated financial statements and a cash flow forecast within 20 days after each month end.

On April 27, 2009, we entered into a Forbearance Agreement and Amendment to Loan Agreement with TD Bank, pursuant to which the bank agreed to forbear from exercising its default-related rights and remedies with respect to the defaults specified in the Notice of Default, including without limitation acceleration and foreclosure, and continue to provide advances and other financial accommodations under our loan agreement with the bank until

June 15, 2009 unless such forbearance period was earlier terminated as a result of any Forbearance Default (as defined in the Forbearance Agreement).  Notwithstanding the foregoing, the bank would have no obligation to make any advance if, after giving effect thereto, the aggregate principal amount of the advances plus outstanding letters of credit issued by the bank for our account would exceed $2,000,000 prior to May 15, 2009 and $1,000,000 as of May 15, 2009 and thereafter.  Under the Forbearance Agreement, we agreed, among other things, (i) not to make any Restricted Payment (as defined in the Loan Agreement), other than a stock dividend payable in our common stock and approved by the bank in its sole discretion, (ii) to use our best efforts to obtain a refinancing, (iii) to provide certain monthly financial information as set forth in the Forbearance Agreement and (iv) to pay the advances, the term loan and all other obligations in full by June 15, 2009.  Our failure to comply with any of the foregoing would constitute a Forbearance Default under the Forbearance Agreement, which would have resulted in termination of the Forbearance Agreement.

On May 27, 2009, we entered into an Amendment to the Forbearance Agreement with the bank pursuant to which the bank increased the credit cap referenced above from $1,000,000 to $2,500,000.  Subsequently, on June 15, 2009, we entered into a  Second Amendment to the Forbearance Agreement, pursuant to which the parties agreed to extend the Forbearance Period to the earlier to occur of the termination of the Forbearance Period as a result of any Forbearance Default (as defined in the Forbearance Agreement) and July 15, 2009.

Thereafter, we requested extensions relating to the forbearance period and the maturity date in order to allow us to complete the negotiation of an Accounts Receivable Purchase Agreement (discussed below).  The bank informally extended such forbearance period and maturity date.  On July 24, 2009, we repaid the remaining term loan balance, and repaid and terminated the credit facility.

Accounts Receivable Purchase Agreement

On July 27, 2009, we entered into an accounts receivable purchase agreement with Republic Capital Access, LLC (or RCA), as of July 23, 2009.  Under the purchase agreement, we can sell eligible accounts receivables to RCA.  Eligible accounts receivable, subject to the full definition of such term in the purchase agreement, generally are our receivables under prime government contracts.

Under the terms of the purchase agreement, we may offer eligible accounts receivable to RCA and if RCA purchases such receivables, we will receive an initial upfront payment equal to 90% of the receivable.  Following RCA’s receipt of payment from our customer for such receivable, they will pay to us the remaining 10% of the receivable less its fees.  In addition to a Discount Factor fee and an initial enrollment fee, we are required to pay RCA a program access fee equal to a stated percentage of the sold receivable, a quarterly program access fee if the average daily amount of the sold receivables is less than $2,250,000 and RCA’s initial expenses in negotiating the purchase agreement and other expenses in certain specified situations.  The purchase agreement also provides that in the event, but only to the extent, that the conveyance of receivables by us is characterized by a court or other governmental authority as a loan rather than a sale, we shall be deemed to have granted RCA effective as of the date of the first purchase under the Purchase Agreement, a security interest in all of our right, title and interest in, to and under all of the receivables sold by us to RCA, whether now or hereafter owned, existing or arising.  The initial term of the purchase agreement ends on December 31, 2009.  We have not yet sold any receivables to RCA.

We believe that our current cash, cash equivalents, net accounts receivable and costs in excess of billings together with our expected cash flows from operations and ability to sell accounts receivable will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months, subject to the matters concerning the Series A Preferred Stock redemptions.  We currently are seeking to obtain additional financing to fund the Series A Preferred Stock redemptions.  However, there is no assurance that we would be able to obtain such financing on commercially reasonable terms, or at all.  For additional information, please see “Liquidity and Capital Resources - Series A Convertible Preferred Stock” above.

Cash Flows from Operating Activities.  Net cash used in operating activities was approximately $990,000 for the six months ended June 30, 2009 compared to net cash used in operating activities of approximately $6.7 million for the six months ended June 30, 2008.  Net cash used in operating activities during the six months ended June 30, 2009 consisted primarily of changes in our operating assets and liabilities of approximately $2.1 million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $3.5 million and $1.1 million, respectively, reflects the increases in receivables from completed projects and costs incurred on projects in process as of June 30, 2009.  Our prepaid expenses and other current assets increased approximately $1.8 million due to amounts paid in advance in connection with prepayment of legal expense and insurance.  As of June 30, 2008, we experienced a reduction in accounts receivable of $1.2 million, due to increased collections during the six month period.  The increase in its costs in excess of billings of $3.5 million as of June 30, 2008, reflects increases in projects in process as of June 30, 2008.  Our prepaid expenses increased approximately $1.5 million due to amounts paid in advance in connection with our intent to enter the public market and obtain outside financing.  In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out.

As of June 30, 2009, we had net operating loss carryforwards of approximately $4.6 million available to reduce future taxable income. In the future, we may utilize our net operating loss carryforwards and would begin making cash tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Used In Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2009 and 2008 was approximately $445,000 and $2,339,000, respectively.  Net cash used in investing activities for the six months ended June 30, 2009 consisted of amounts paid out for the general and computer equipment and miscellaneous leasehold improvements.  Net cash used in investing activities for the six months ended June 30, 2008 consisted primarily of cash paid for the acquisition of equipment for the T2 facility and general shop equipment and machinery.  During the six months ended June 30, 2008, we also paid out cash associated with leasehold improvements and office equipment and furniture for the expansion of our Hicksville corporate offices and warehouse.

Net Cash Provided by Financing Activities.  Net cash provided by financing for the six months ended June 30, 2009 and 2008 was approximately $1.4 million and $14 million, respectively. Net cash provided by financing activities during 2009 consisted of proceeds from the line of credit of approximately $1.35 million and proceeds from a short term loan payable of approximately $55,000.  Net cash provided by financing activities during 2008 consisted primarily of net proceeds of $13.9 million received from the sale of the Series A Preferred Stock.  In addition, the Company received  approximately $194,000 of proceeds from the sale of common stock and $62,000 from the term loan with TD Bank, offset by repayments of short term financing of approximately $12,000.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4.    Controls and Procedure

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 1.    Legal Proceedings

On July 10, 2007, we filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. We filed opposition to the motion. The defendants motion and a subsequent application for an immediate interlocutory appeal were denied. A mediation settlement conference was held on October 31, 2008, which was unsuccessful. The defendants made a second motion for summary judgment that was denied in May 2009. Discovery has continued and expert discovery is in the process of being completed. A second mediation settlement conference was held in July 2009. As a result of that conference, the parties believe they may have reached a settlement in principle.   The parties have requested that the Court stay discovery and the trial for a period of sixty (60) days.  The parties have proposed to the Court that they will report back to the Court on September 7, 2009 to inform the Court of the results of these settlement discussions and to further discuss whether the parties and the case will proceed to trial.

On February 29, 2008, Roy Elfers, a former employee commenced an action against us for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. We filed an answer to the complaint and will be commencing discovery.  We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, we filed a response to the charges. We believe the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against us for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack’s breach of contract claims and claims seeking the lifting of the transfer restrictions on his stock. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud.  The parties have commenced documentary discovery, and depositions are scheduled to occur in August and September 2009.  We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

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

Our revenues in 2008 and the first six months of 2009 have been concentrated in a small number of contracts obtained through the U.S. Department of Defense and the loss of, or reduction in estimated revenue under, any of these contracts, or the inability to contract further with the U.S. Department of Defense could significantly reduce our revenues and harm our business.

During 2008 and the first six months of 2009, two contracts with the U.S. Department of Defense represented approximately 75% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of these two contracts were canceled, there are significant reductions in expected orders under any of the contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

We have entered into a Settlement Agreement, Waiver and Amendment with holders of our Series A Convertible Preferred Stock, pursuant to which, among other things, we have agreed to redeem $7,500,000 in stated value of the Series A Convertible Preferred Stock by December 31, 2009, in addition to our prior obligation to redeem any such Preferred Stock outstanding as of December 31, 2010.  If we fail to redeem such Series A Convertible Preferred Stock, our business could be significantly harmed.

In connection with our application to list shares of our common stock on the American Stock Exchange (now known as the NYSE Amex), we entered into a consent agreement with the holders of our Series A Convertible Preferred Stock (the “Series A Preferred”). We did not meet the financial performance targets set forth in the consent agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 27, 2008. Our breach purportedly gave the holders of the Series A Preferred the right to require us to redeem all or a portion of their shares of such stock. We filed Current Reports on Form 8-K with the SEC on February 17, 2009 and March 4, 2009 regarding the foregoing. On April 14, 2009, we received a notice from the holder of approximately

94% of the Series A Preferred that it was exercising such redemption right. The Series A Preferred Stockholder also demanded that we pay them 12% dividends they assert accrued from January 1, 2009 to April 13, 2009, on our Series A Convertible Preferred Stock, in cash, as well as certain of their legal fees in connection with related matters. On May 22, 2009, we entered into a Settlement Agreement, Waiver and Amendment with the holders of our Series A Preferred (the “Settlement Agreement”) pursuant to which, among other things, we have agreed to redeem $7,500,000 in stated value of Series A Preferred by December 31, 2009. We filed a Current Report on Form 8-K with the SEC on May 26, 2009, regarding the foregoing. In addition, pursuant to the original terms of the Series A Preferred, we are required to redeem in full any remaining outstanding shares of Series A Preferred on December 31, 2010. We expect that, in order to satisfy these redemption obligations, we will need to secure additional financing. If we are unable to obtain such financing or the cost of obtaining such financing were prohibitive and, as a consequence, we are unable to redeem such shares, our business could be significantly harmed.  For additional information, see Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Series A Convertible Preferred Stock.

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

Our contracting agency customers periodically review our performance under and compliance with the terms of our federal government contracts. We also routinely perform internal reviews. As a result of these reviews, we may learn that we are not in compliance with all of the terms of our contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

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

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At June 30, 2009, our backlog was approximately $48 million, of which $28 million is estimated to be realized in 2009. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

We depend upon a number of suppliers for components of our products. Of these suppliers, Action Group supplies approximately 35% and Standard Bent Glass and Red Dot each supplies between 10% and 15% of our overall supply needs. Moreover, Action Group supplies all of our steel pieces and hardware, Standard Bent Glass supplies all of our glass requirements and Red Dot supplies all of our vehicle air conditioning and heating equipment for our CPKs.  There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

Fluctuations in the price of our common stock could contribute to the loss of all or part of an investor’s investment in our company.

We currently do not intend to pay dividends on our common stock and consequently your only opportunity to achieve a return on your investment is if the price of common stock appreciates.

We currently do not plan to declare dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors.  Agreements governing future indebtedness will likely contain restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in the common stock of our company will be if the market price of our common stock appreciates and you sell your common stock at a profit.

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

•   provide that directors may be removed only “for cause” and only with the approval of 662/3 percent of our stockholders;

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

Future Sales, or the availability for sale, of our common stock may cause our stock price to decline.

We have registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our stock option plan, which shares can generally be freely sold in the public market upon issuance.  Pursuant to a settlement with the holders of our Series A Convertible Preferred Stock in May 2009, we have also registered the resale of up to 5,695,505 shares of our common stock held by such preferred stockholders.  Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 15, 2009.  We solicited proxies for the meeting pursuant to Regulation 14 under the Exchange Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statements and all such nominees were elected. The continuing directors whose terms expire in 2010 are Gary Sidorsky, Richard P. Torykian and Victor F. Trizzino. The continuing directors whose terms expire in 2011 are Anthony J. Piscitelli, Fergal Foley and Stephen R. Seiter. At the meeting, the matters listed below were submitted to a vote of our stockholders.

Proposal One: The election of three directors to serve until the 2012 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

(1) 30,228,701 votes were cast for the election of Alfred M. Gary as a director, and 7,836,597 votes were withheld; and

(2) 30,215,301 votes were cast for the election of Christopher D. Brady as a director, and 7,849,997 votes were withheld.

(3) 30,191,087 votes were cast for the election of Pasquale J. D’Amuro as a director, and 7,874,211 votes were withheld.

Proposal Two: Ratification of independent registered public accounting firm for 2009. The vote with respect to Jewett, Schwartz, Wolfe & Associates was as follows:

37,086,568 votes were cast for the ratification of to Jewett, Schwartz, Wolfe & Associates as our independent registered accounting firm, 903,500 against, and 75,230 abstentions.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Exhibit
3.1 (1)	Third Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated Bylaws
10.1 (3)	Contract No. M67854-D-5069 between the Company and the U.S. Marine Corps Systems Command, effective as of March 27, 2009
10.2 (4)	Settlement Agreement, Agreement and Waiver by and among the Company and the Series A Holders, dated May 22, 2009
10.3 (4)	Registration Rights Agreement by and among the Company and the Series A Holders, dated May 22, 2009
10.4 (4)	Form of Lock-Up Agreement executed by each of the directors and executive officers of the Company
10.5 (4)	Irrevocable Proxy and Voting Agreement by and among Anthony Piscitelli and the Series A Holders, dated May 22, 2009
10.6 (4)	Contract No. M67854-09-D-5038 between the Company and the U.S. Marine Corps Systems Command, effective as of May 20, 2009
10.7 (5)	Waiver Agreement by and among American Defense Systems, Inc. and the stockholders parties thereto, dated June 8, 2009.
10.8 (5)	Amendment to Forbearance Agreement by and among the Company, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated May 27, 2009.
10.9 (5)	Second Amendment to Forbearance Agreement by and among the Company, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated June 15, 2009.
10.10 (6)	Accounts Receivable Purchase Agreement, dated July 23, 2009, between American Defense Systems, Inc. and Republic Capital Access, LLC
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*      Filed herewith.

(1)  Previously filed as an Exhibit to Amendment No. 3 to the Form 10, filed on April 22, 2008.

(2)  Previously filed as an Exhibit to Amendment No.1 to the Form 10, filed on March 21, 2008.

(3)  Previously filed as an Exhibit to the Form 8-K, filed on May 20, 2009.

(4)  Previously filed as an Exhibit to the Form 8-K, filed on May 26, 2009.

(5)  Previously filed as an Exhibit to the Form 8-K, filed on June 17, 2009.

(6)  Previously filed as an Exhibit to the Form 8-K, filed on July 28, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.

Date: August 14, 2009	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*