Form 10-Q
period 2009-09-30
AMERICAN DEFENSE SYSTEMS INC
filed 2009-11-23
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

As of November 19, 2009, 45,531,457 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

PART I

Item 1.    Condensed Consolidated Financial Statements

American Defense Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	Unaudited	Restated
Assets:

Current Assets:
Cash	$107,381	$374,457
Accounts receivable, net	5,948,023	4,981,150
Accounts receivable-factoring	256,888	-
Inventory	480,288	621,048
Prepaid expenses and other current assets	1,995,302	2,088,801
Costs in excess of billings on uncompleted contracts	10,198,639	7,143,089
Deposits	309,685	437,496
Assets of discontinued operations	-	736,613

TOTAL CURRENT ASSETS	19,296,206	16,382,654

Property and equipment, net	3,286,796	3,743,936
Deferred Financing Costs, net	2,131,603	1,500,533
Deferred Offering Costs	222,000	-
Notes Receivable	925,000	925,000
Intangible Assets	606,000	606,000
Goodwill	450,000	450,000
Deferred Tax Asset	1,167,832	1,167,832
Other Assets	159,559	159,560

TOTAL ASSETS	$28,244,996	$24,935,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,209,076	$2,480,652
Accrued expenses	385,620	755,615
Line of Credit	-	76,832
Mandatory redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares authorized issued and outstanding	7,500,000	10,981,577
Warrant Liability	86,762	90,409
Liabilities of Discontinued operations	-	736,613

TOTAL CURRENT LIABILITIES	17,181,458	15,121,698
Long Term Liabilites:
Mandatory Redeemable Series A Convertible Preferred Stock, - Long Term	5,360,813	-

Total Liabilities	22,542,271	15,121,698

Shareholders' Equity:

Common stock, $0.001 par value, 100,000,000 shares authorized, 45,531,457 and 39,585,960 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	45,532	39,586
Additional paid-in capital	14,222,331	11,096,031
Accumulated deficit	(8,565,138)	(1,321,800)

Total Shareholders' Equity	5,702,725	9,813,817

TOTAL LIABILITIES AND SHAREHOULDERS' EQUITY	$28,244,996	$24,935,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30		Sept 30
	2009	2008 (Restated)	2009	2008 (Restated)

CONTRACT REVENUES EARNED	$12,643,488	$13,308,862	$36,166,765	$31,268,223

COST OF REVENUES EARNED	9,999,606	8,996,384	24,112,580	20,340,867

GROSS PROFIT	2,643,882	4,312,478	12,054,185	10,927,356

OPERATING EXPENSES
General and administrative expenses	2,410,261	2,125,910	6,707,592	5,386,549
General and administrative salaries	1,051,214	967,152	3,146,617	3,221,803
Marketing	560,231	688,024	2,017,804	2,047,591
T2 expenses	154,766	-	392,438	-
Research and development	117,268	170,784	320,495	539,936
Settlement of litigation	-	-	63,441	57,377
Depreciation	278,264	266,434	797,676	548,869
Total operating expenses	4,572,004	4,218,304	13,446,063	11,802,125

(LOSS) INCOME FROM OPERATIONS	(1,928,122)	94,174	(1,391,878)	(874,769)

OTHER INCOME (EXPENSE)

Unrealized gain (loss) on adjustment of fair value
Series A convertible preferred stock classified as a liability	(498,407)	126,228	(1,183,719)	1,302,722
Unrealized gain (loss) on warrant liability	10,674	52,001	(15,676)	1,365,844
Loss on deemed extinguishment of debt	-	-	(2,613,630)	-
Other income (expense)	(21,040)	(332,406)	(33,770)	(335,345)
Interest expense	(663,527)	(272,730)	(1,444,675)	(582,897)
Interest expense - mandatory redeemable preferred stock dividends	(450,000)	(399,000)	(1,200,000)	(800,252)
Interest income	3	24,152	8,859	114,233
Finance charge	(41,025)	-	(41,025)	-
Total other income (expense)	(1,663,322)	(801,755)	(6,523,636)	1,064,305

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,591,444)	(707,581)	(7,915,514)	189,536

INCOME TAX PROVISION	-	-	-	-

(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,591,444)	(707,581)	(7,915,514)	189,536

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX:
Loss from operations of discontinued divison	-	(100,352)	-	(216,816)

NET LOSS	$(3,591,444)	$(807,933)	$(7,915,514)	$(27,280)

Weighted Average Shares Outstanding (Basic and Diluted)	45,513,965	39,442,800	42,388,377	39,442,800

EARNINGS PER SHARE - Basic and Diluted
Loss from continuing operations	$(0.08)	$(0.02)	$(0.19)	$-
Loss from discontinued operations	$-	$-	$-	$-
Net (loss)	$(0.08)	$(0.02)	$(0.19)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine month ended September 30,
	2009	2008 (Restated)

CASHFLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(7,915,514)	$(27,280)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value associated with preferred stock and Warrants Liabilities	1,199,395	(2,668,556)
Stock based compensation expense	220,198	75,820
Loss on deemed Extingishment of debt	2,613,630	-
Amortization of deferred financing costs	592,010	292,631
Amortization of Discount on Series A preferred stock	407,868	288,098
Depreciation and amortization	797,676	548,869
Non cash interest expense	-	800,252

Changes in operating assets and liabilities:

Accounts receivable	(966,873)	(1,797,173)
Accounts receivable-Factoring	(256,888)	-
Inventory	140,761	(567,813)
Deposits and other assets	127,811	174,697
Cost in excess of billing on uncompleted contracts	(3,055,550)	(2,617,501)
Prepaid expenses and other assets	93,499	(1,388,556)

Advances for future acquisitions	-	(76,427)
Investment in affiliate	-	(1,387,741)
Accounts payable	6,728,424	569,470
Accrued expenses	830,005	321,814
Due to related party	-	(38,286)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,556,452	(7,497,682)

CASH FLOWS FROM INVESTING ACTIVTIES:

Purchase of equipment	(340,536)	(2,772,104)
Cash paid for acquistion in excess of cash received	-	(100,000)

NET CASH USED IN INVESTING ACTIVITIES	(340,536)	(2,872,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	84,311
Repayments of line of credit	(76,832)	(19,026)
Proceeds from the sale of common stock	-	203,152
Proceeds from sale of Series A Convertible preferred shares, net of capitalization
cost of $1,050,000	-	13,950,000
Deferred Offering costs	(222,000)	-
Deferred financing costs	(1,184,160)	(1,668,450)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,482,992)	12,549,987

NET (DECREASE) INCREASE IN CASH	(267,076)	2,180,201

CASH AT BEGINNING OF YEAR	374,457	1,479,886
CASH AT THE END OF PERIOD	$107,381	$3,660,087

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$33,770	$11,744

Supplemental disclosure of non-cash investing and financing activities
Stock options issued in lieu of compensation	$-	$75,820
Fair value of placement agent warrants	-	$511,742

Stock issued for payment of accrued dividends on preferred stock	$1,200,000	$-
Reclassification of derivatitve warrant liability upon exercise	$2,550,000	$-

Cumulative effect on a change in accounting principle on (note 2):
Warrants	$165,777	$-
Additional Paid in Capital	$(837,954)	$-
Accumulated Deficit	$672,179	$-

Assets and liabilities received in acquisition of American Anti-Ram, Inc.
Fixed assets	$-	$30,000
Inventory	$-	$120,000
Goodwill	$-	$280,000
Accounts payable and accrued expense	$-	$(30,000)
Shares issuable in connection with acquisition	$-	$(200,000)
Cash paid to American Anti-Ram, Inc.	$-	$(100,000)
Amounts due to American Anti-Ram, Inc	$-	$(100,000)
Amounts due to American Anti-Ram, Inc	$-	$(100,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report filed on April 15, 2009. See Note 2 for reclassification footnote.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Terms and Definitions

ADSI	American Defense Systems, Inc. (the “Company”)
AJP	A.J. Piscitelli & Associates, Inc., a subsidiary
APB	Accounting Principles Board
ARB	Accounting Review Board
APSG	American Physical Security Group, LLC, a subsidiary
ASC	FASB Accounting Standards Codification
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
PCAOB	Public Companies Accounting Oversight Board
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
TAG	Tactical Applications Group, a subsidiary

Management Liquidity Plans

As of September 30, 2009, the Company had working capital of $2,114,748, an accumulated deficit of $8,565,138 and cash on hand of $107,381.  The Company also had losses from operations of  $1,928,122 and $1,391,878 and net losses of $3,591,444 and $7,915,514 for the three and nine months ended September 30, 2009, respectively.  ADSI believes that its current cash, cash equivalents, net accounts receivable and cost in excess of billing together with its expected cash flows from operations and its ability to sell accounts receivable under its factoring agreement, the Company will be sufficient to meet its anticipated cash requirements for working capital for at least 12 months, except with respect to its agreement to redeem $7.5 million in stated value of its outstanding Series A Preferred stock by December 31, 2009, if the company does not raise the $7.5 million in stated value by December 31, 2009, the Company can remedy the nonpayment by having the series A holder place two members on the board and reducing the conversion price to $.50. In addition, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), the Company’s state of incorporation, would prohibit the Company from satisfying such redemption if it lacks sufficient surplus, as such term is defined under the DGCL. The company is currently seeking to raise capital in public markets to finance such redemption, and provide additional working capital although there are no assurances it will be able to do so on the terms acceptable to them.  If ADSI is unable to timely raise such capital in the public market or do not otherwise successfully raise capital or obtain access to a credit facility sufficient to fund such redemption, its cash flow could be adversely affected and business significantly harmed.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Significant estimates for all periods presented include cost in excess of billings, liabilities associated with the Series A Preferred Stock and Warrants and valuation of deferred tax assets.

Subsequent Events

 The Company has evaluated events that occurred subsequent to September 30, 2009 through November 23, 2009, the date on which the financial statements for the period ended September 30, 2009 were issued. Management concluded that no other events required disclosure in these financial statements.

Concentrations

The Company’s bank accounts are maintained in financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

The Company received certain of its components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the three months ended September 30, 2009 and 2008, the Company derived 60% and 86% of its revenues from various U.S. government entities.  For the nine months ended September 30, 2009 and 2008, the Company derived 75% and 78% of its revenues from various U.S. government entities.

Inventory

Inventory, which consists of spare parts, is stated at the lower of cost or market, with cost determined using the first-in, first-out method.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options and warrants and convertible preferred stock.

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
In Thousands	2009	2008	2009	2008

Warrants to purchase Common Stock	1,449	5,198	1,449	5,198

Options to Purchase Common Stock	2,095	1,895	2,095	1,895

Series A Convertible Preferred Stock	7,500	7,500	7,500	7,500

Total Potential Common Stock	11,044	14,593	11,044	14,593

Debt Extinguishment

The Company accounted for the effects of the May 22, 2009 settlement agreements (see Note 7) in accordance with the guidelines enumerated in EITF Issue No. 96-19 “ Debtor’s Accounting for a Modification of Exchange of Debt Instruments” as codified in ASC 470-50.  ASC 470-50 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. ASC 470-50 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modifications.

The Company evaluated the modification of the payment terms and the related adjustment to financial instruments to determine whether these modifications resulted in the issuance of a substantially different instrument. The Company determined after giving effect to the changes in the due dates of payments and the consideration paid to the debt holders, in the form of reduced conversion and exercise prices, that the Company had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a loss on the extinguishment of debt in the amount of $2,613,630 which represented the difference in the carrying value of the old debt and fair value of the new debt. The debt instrument charge is included in the accompanying statement of operations for the nine months ended September 30, 2009.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, note receivable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1

Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3

Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The following summarizes the Company’s assets and liabilities measured at fair value as of September 30, 2009:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active
	Balance as of	Markets for	Significant Other	Significant
	September	Identical	Observable	Unobservable
	30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Liabilities
Series A Preferred (1)	$12,860,814	$—	$—	$12,860,814
2005 Warrants (1)	18,907	—	—	18,907
2006 Warrants (1)	6,463	—	—	6,463
Placement Agent Warrants (1)	61,390	—	—	61,390

Total Liabilities	$12,947,574	$—	$—	$12,947,574

(1)	Methods and significant inputs and assumptions are discussed in Note 6 below

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes according to ASC 740 “Income Taxes” which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

The Corporation adopted the provisions of ASC 740-10 "Accounting for Uncertainty in Income Taxes” effective January 1, 2007. ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of ASC 740-10 did not have a significant impact on the Company's financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since its inception in 2000.

Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”), in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification,  ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative Generally Accepted Accounting Principles (“GAAP”) for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent considerations, and certain acquired contingencies. This guidance also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance will have an impact on accounting for businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  This guidance also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon the adoption of this guidance, the Company will be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company will also be required to present any net income allocable to noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009.  The implementation of this guidance would require retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements of this guidance to be applied prospectively. As the Company does not have noncontrolling interests in any subsidiary, the adoption of this guidance did not have any impact upon the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging,   which amends and expands existing disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective beginning January 1, 2009. The adoption of this guidance did not have a material impact upon the Company’s consolidated financial position or results of operations but changed the disclosures on its derivative instruments.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815-40 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Upon adoption of this guidance on January 1, 2009, the Company has determined that certain of its warrants were not equity-linked financial instruments, and accordingly, were derivative instruments.  The Company has recorded the fair value of these instruments and the resulting cumulative effect of this change in accounting method, as of January 1, 2009 (See Note 2).

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued new accounting guidance, under ASC Topic 820 on fair value measurements and disclosures, which established the requirements for estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Under this guidance, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued new accounting guidance, under SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations. This guidance has not yet been integrated into the FASB Accounting Standards Codification.

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605 on revenue recognition, which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The Company has not completed its assessment of this new guidance on its financial condition, results of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, the FASB issued new accounting guidance, under ASC Topic 985 on software, which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed its assessment of this new guidance on its financial position or results of operations.

2.	Restatements

On November 20, 2009, the Company’s management and the Audit Committee of its Board of Directors concluded that the Company’s consolidated financial statements as of and for the year ended December 31, 2008 and the interim periods within the year and the interim periods ended March 31, 2009 and June 30, 2009 should be restated and should no longer be relied upon as a result of certain errors discovered as described below:

Series A Convertible Preferred Stock:
On April 14, 2009, the Company received a Notice of Triggering Event Redemption from the holder of 94% of the Series A Redeemable Convertible Preferred Stock. The notice demanded the full redemption of the holders’ shares of Series A Redeemable Convertible Preferred Stock pursuant to a right to require the Company to redeem shares of Series A Redeemable Convertible Preferred Stock provided under the Certificate of Designation, Preferences and Rights of the Series A Redeemable Convertible Preferred Stock. The redemption right purportedly was triggered by the Company’s breach of certain covenants under a Consent and Agreement, dated May 23, 2008, between the Company and holders of the Series A Redeemable Convertible Preferred Stock. Although such redemption notice had been received, the entire carrying amount of the Series A Redeemable Convertible Preferred Stock continued to be reflected as a long term liability as of December 31, 2008, March 31, 2009 and June 30, 2009 due to restrictions that precluded the Company from satisfying such demand. These restrictions were imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), the Company’s state of incorporation, which would prohibit the Company from satisfying such redemption demand due to its lack of sufficient surplus, as such term is defined under the DGCL. In addition, the Company was restricted, under its revolving line of credit with TD Bank, from affecting such a redemption. Based on these external restrictions, management determined that the Company could not have satisfied the redemption demand without violating Delaware law and its contractual obligations under its credit facility with TD Bank. In May 2009 the Company and the Series A Redeemable preferred stock holders entered into a settlement agreement which amended the preferred stock to include payment of $7,500,000 on December 31, 2009 with provision to cure if not paid. (See note 6).

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management has reconsidered the classification of the Series A Redeemable Convertible Preferred Stock and determined that, notwithstanding the legal and contractual restrictions to satisfying the demanded redemption, the obligation to redeem such preferred stock purportedly remained outstanding. Accordingly, management concluded that the entire carrying amount of the Series A Redeemable Convertible Preferred Stock should be classified as a current liability as of December 31, 2008 and March 31, 2009 and that $7,500,000 should be classified as a current liability at September 30, 2009, rather than a non current liability, in accordance with paragraph 5 of Statement of Financial Accounting Standard 78 as codified in ASC , which indicates that liabilities due within one year should be presented within the financial statements as current liabilities.

Investor Warrants:
The company has restated its financial statements as of December 31, 2008 and March 31, 2009 to reclassify its derivative warrant liability associated with its detachable warrants issued to the investors in the Series A Preferred Stock (see Note 7).  The warrant contains features that allow the holder to request that the Company repurchase the warrant upon the occurrence of certain events as defined in the agreement. The Company re-evaluated the classification of this liability and determined that the warrant holder’s right to “put” the warrant to the Company represented the ability to request cash on demand and as such should be classified as a current liability. The Company previously recorded the warrant liability as a long term liability.

Assets from Discontinued Operations and Liabilities from Discontinued Operations:
In order to reflect the nature of the assets and liabilities associated with the Company’s discontinued operations, Management and its Audit Committee have reclassified its balance sheet presentation from long term to short term. This change was made to reflect that such assets and liabilities would be realized within a period of less than one year.

Adoption of EITF 07-5
Effective January 1, 2009, the Company was required to analyze its Outstanding Financial Instruments following the guidance of EITF 07-5 (as codified in ASC 815-40): and that pronouncements effect in interpreting Statement of Financial Accounting Standards (“SFAS”) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” as codified in ASC 815. The Company determined that certain warrants issued in 2005, 2006 and 2008 contained provisions whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share could no longer be viewed as indexed to the Company’s common stock. As such, the Company should have changed the accounting for this warrant to a “derivative” at fair value under ASC 815. As a result the Company recorded the warrant liability at the fair value of the warrant of $166,775 as of January 1, 2009 and reclassified its issuance date fair value from additional paid-in-capital. The cumulative effect on adoption of ASC 815-40 as of January 1, 2009 is as follows:

	Additional Paid in Capital	Retained Earnings

Balance December 31, 2008	$9,534,616	$466,715
Cumulative effect of a change in accounting principle	(837, 954)	672,179

Balance – January 1, 2009	$8,696,662	$1,138,894

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The derivative warrant liability is recorded at fair value in each subsequent reporting period with changes in fair value recorded in the statement of operations.

Intangible Asset:
The Company has restated its balance sheet as of December 31, 2008, March 31, 2009 and June 30, 2009 to reclassify an acquired indefinite lived intangible asset of approximately $606,000 from its acquisition of the assets of American Anti-Ram in 2008 to a long term asset.  Previously this intangible asset was recorded as a current asset included in prepaid expenses and other current assets.

Certain legal expenses recorded as current assets:
The Company has restated its financial statements as of December 31, 2008 and for the year then ended, as of March 31, 2009 and the three months then ended and as of June 30, 2009 and for the three and six months then ended to reclassify and expense certain legal fees that were originally capitalized in prepaid expenses and other current assets.  The legal expenses pertained to fees incurred related to a lawsuit and certain costs incurred in connection with the Series A Redeemable Convertible Preferred Stock.  The litigation fees of approximately $227,000, as of December 31, 2008, should have been expensed as incurred and while the Series A Redeemable Convertible Preferred Stock fees of approximately $222,700, as of December 31, 2008, should have been recorded as deferred financing costs rather than as a current asset. Additionally the amortization of these deferred financing costs should been recorded as interest expense during the year ended 2008 and the interim periods in 2009. The company previously recorded this amortization in general and administrative expense. This revision was and continues to be immaterial to the statement of operations for the year ended December 31,2008, however upon a SAB 99 and 108 analysis performed subsequently by management, it was deemed necessary to record this adjustment to keep the 2009 interim period financial statements from being materially misstated.

Certain expenditures recorded as additional paid in capital
The Company recorded certain costs totaling approximately $1,561,000 incurred during the year ended December 31, 2008 for the initial registering of its securities (which were issued in previous periods) and obtaining stock exchange listing in additional paid in capital.  The Company reviewed the provisions of SAB Topic 5A, ASC 470 Debt, ASC 480 Distinguishing Liabilities from Equity and 505 Equity and determined that these costs were not directly attributable to a proposed or actual offering of equity securities.  As such the Company determined that a restatement was needed as of December 31, 2008 and for the year then ended to expense these costs as incurred rather than as a reduction to additional paid in capital.

Preferred Stock Dividends and deemed extinguishment of debt:

The Company determined that was required to restate its statement of operations for the year ended December 31, 2008 and for the three months ended March 31, 2009 and the three and six months ended June 30, 2009 as it had previously recorded the dividends that accrue on its mandatorily redeemable preferred stock as a charge directly to retained earnings. The Company determined that in accordance with ASC 480 “Distinguishing Liabilities from Equity” that accrued dividends (whether or not declared) and any other amounts paid or to be paid to holders of those contracts be reflected as interest cost, separately from payments to and interest due to other creditors, because that is consistent with the reporting of those shares as liabilities.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As disclosed in Note 1 the Company entered into a settlement agreement with its Series A preferred stock holder on May 22, 2009 which resulted in a loss of $2,613,630 for the three months ended June 30, 2009 on the deemed extinguishment of the debt in accordance with the guidelines enumerated in EITF Issue No. 96-19 “ Debtor’s Accounting for a Modification of Exchange of Debt Instruments” as codified in ASC 470-50. Previously this loss had been reported as part of the unrealized gain (loss) on adjustment of fair value of the Series A preferred stock and warrant liabilities.

Stock based Compensation

The Company, in reviewing its stock based compensation expense, determined that it had not recorded certain expenses totaling $125,442 for the three months ended March 31, 2009 and $41,229 and $166,671 for the three and six months ended June 30, 2009 related to the grant of common stock and stock options to an employee and certain directors.

Management has conducted an additional review of whether the matters discussed above were material under Staff Accounting Bulletin No. 99, “Materiality” and Staff Accounting Bulletin No. 108, “Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements”, for the 2008 and 2009 periods. Management determined that the above errors were material for the year ended December 31, 2008 and the three months ended March 31, 2009 and the three and six months ended June 30, 2009. The adjustments related to the restatement of the financial statements as of December 31, 2008 have not yet been audited.  Accordingly, management recommended to the Audit Committee that restatements were required.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of the restatements on specific amounts provided in the condensed consolidated financial statements is as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2008		September 30, 2008
Statement of Operations	As previously Reported	As Restated	As previously Reported	As Restated
General & administrative expenses	$4,185,355	$5,386,549	$1,817,725	$2,125,910
Total operating expenses	$10,600,931	11,802,125	3,910,069	4,218,304

Income (loss) from operations	(106,345)	(874,769)	(402,409)	94,174

Interest expense - Mandatory redeemable preferred stock dividends	-	(800,252)	-	(399,000)
Total other income (expense)	1,863,695	1,064,305	(402,271)	(801,755)

Income from continuing operations	1,757,350	189,536	(346)	(707,581)
Net Income (loss)	1,757,350	(27,280)	(346)	(807,933)
Preferred stock dividends	(800,252)	-	(399,000)	-
Net Income (loss) allocated to common shareholders	$957,098	-	$(399,346)	-

Basic and Diluted Net Income (Loss) Per Share	$0.02	$(0.00)	$(0.01)	$(0.02)

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2008
Balance Sheets	As previously Reported	As Restated

Assets
Prepaid expenses and other current assets	$3,144,601	$2,088,801
Assets of discontinued operations, current	-	736,613
Total current assets	16,701,840	16,382,654

Deferred financing costs, net	1,277,833	1,500,533
Intangible assets	-	606,000
Assets of discontinued operations	736,613	-
Total Assets	25,162,614	24,935,515

Liabilities
Investor warrant liability - current	-	90,409
Preferred stock - current	-	10,981,577
Liabilities from discontinued operations -current	-	736,613
Total current liabilities	3,313,099	15,121,698

Preferred stock	10,981,577	-
Investor warrant liability	90,409	-
Liabilities from discontinued operations	736,613	-
Total liabilities	15,121,698	15,121,698

Equity
Additional paid in capital	9,534,616	11,096,031
Retained earnings (accumulated deficit)	(466,715)	(1,321,800)
Total Equity	10,040,917	9,813,817
Total Liabilities and Equity	25,162,615	24,935,515

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2009
Balance Sheets	As previously Reported	As Restated
Assets
Prepaid expenses and other current assets	$4,933,040	$2,666,102
Total current assets	23,332,557	21,065,619

Deferred financing costs, net	979,917	2,081,006
Intangible assets	-	606,000
Total Assets	30,539,559	29,979,710

Liabilties
Accrued expenses	898,163	396,103
Derivative warrant liability	-	97,435
Preferred stock - current	-	7,500,000
Total current liabilities	8,903,429	16,000,864
Preferred stock	12,223,642	4,723,642
Total liabilities	21,127,071	20,724,506

Equity
Common stock	45,281	45,506
Additional paid in capital	12,844,845	14,184,752
Retained earnings (accumulated deficit)	(3,477,638)	(4,973,694)
Total Equity	9,412,488	9,256,564

Total Liabilities and Equity	30,539,559	29,979,710

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended		Three Months Ended
	June 30, 2009		June 30, 2009
Statement of Operations	As previously Reported	As Restated	As previously Reported	As Restated
General & administrative expenses	$3,538,245	$4,297,331	$1,889,767	$2,223,336
Total operating expenses	8,114,973	8,874,059	4,118,347	4,451,096

Income (loss) from operations	1,295,330	(536,244)	1,255,363	920,974

Unrealized gain (loss) on adjustment to fair value of Series A preferred stock	(972,961)	(685,312)	(278,507)	9,142
Unrealized loss on investor warrant liability	(2,420,671)	(26,350)	(2,434,725)	(107,022)
Interest expense	(592,177)	(781,151)	(301,857)	(439,041)
Interest expense - Mandatory redeemable preferred stock dividends	-	(749,380)	-	(374,380)
Loss on extinguishment of debt	-	(2,613,630)	-	(2,613,630)
Total other income (expense)	(3,989,683)	(4,859,697)	(3,027,809)	(3,537,651)

Income tax provision	500,000	-	500,000	-
Net loss	(3,194,353)	(4,323,453)	(2,272,446)	(2,615,037)
Preferred stock dividends	(749,380)	-	(374,380)	-
Net loss allocated to common shareholders	(3,943,733)	-	(2,647,446)	-

Basic and Fully Diluted Net Loss Per Share	(0.09)	(0.10)	(0.06)	(0.06)

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND ACCOUNTS RECEIVABLE

Costs in Excess of Billings and Billing in Excess of Costs
The cost in excess of billings on uncompleted purchase orders issued pursuant to contracts reflects the accumulated costs incurred on purchase order in production but not completed.  Upon completion, inspection and acceptance by the customer, the purchase order is invoiced and the accumulated costs are charged to statement of operations as costs of revenues.  During the production cycle of the purchase order, should any progress billings occur or any interim cash payments or advances be received, such billings and/or receipts on uncompleted contracts are accumulated as billings in excess of costs. The Company fully expects to collect net costs incurred in excess of billing and periodically evaluates each purchase order and contract for potential disputes related to overruns and uncollectable amounts.  There was no bad debt expense recorded for the three and nine months ended September 30, 2009 and 2008.

Net costs incurred in excess of billing consisted of the following as of September 30, 2009, and December 31, 2008

	2009	2008

Cost in excess of billings on uncompleted contracts	$10,198,639	$7,143,089
Billings and/or receipts on uncompleted contracts	-	-
Net costs incurred in excess of billing on uncompleted contracts	$10,198,639	$7,143,089

Accounts Receivable
The Company records accounts receivable related to its long-term contracts, based on billings or on amounts due under the contractual terms.  Accounts receivable consist primarily of receivables from completed purchase orders and progress billings on uncompleted contracts.  Allowance for doubtful accounts is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Any amounts considered recoverable under the customer’s surety bonds are treated as contingent gains and recognized only when received.

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At September 30, 2009 and December 31, 2008, the Company had $5,948,023 and $4,981,150, respectively, of accounts receivable, of which the Company considers all to be fully collectible.  There was no bad debt expense recorded for the three and nine months ended September 30, 2009 or 2008.

4.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and December 31, 2008 consisted of the following:

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2009	2008
Leasehold improvements	$1,778,474	$1,749,367
General equipment	763,723	666,120
Light vehicles and trailers	221,247	221,247
T2 Demonstration range and firearms	744,454	744,454
Office equipment	1,066,286	855,294
Furniture and fixtures	192,224	163,658
Aircraft	868,750	868,750
	5,635,158	5,268,890
Less: accumulated depreciation and amortization	2,348,362	1,524,954
	$3,286,796	$3,743,936

For the three and nine months ended September 30, 2009 and 2008, the Company recorded $278,264 and 266,434, $797,696 and $548,869 in depreciation and amortization expense, respectively.

The Company maintains its firearms under the custodianship of an individual in accordance with New York State law. The firearms are used for testing and demonstrating the effectiveness of the Company’s bullet resistant and blast mitigation products.

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Southern California Gold Products d/b/a Gypsy Rack
On July 10, 2007, the Company filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and an associated individual, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, the Company filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using the Company’s confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit.  Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. The Company filed opposition to the motion. The defendants’ motion and a subsequent application for an immediate interlocutory appeal were denied. A mediation settlement conference was held on October 31, 2008, which was unsuccessful. The defendants filed a second motion for summary judgment that was denied in May 2009. After that denial, discovery continued. A second mediation settlement conference was held in July 2009. As a result of that conference, the parties believe they may have reached a settlement in principle. The parties requested that the Court stay discovery and the trial for a period of sixty (60) days.  On August 5, 2009, the Court vacated all dates in this action and removed the case from its active caseload. On October 2, 2009, the parties submitted to the Court a joint status report informing the Court that a settlement was expected to be finalized within twenty (20) days. The settlement was not finalized within the expected twenty day period, and negotiations are ongoing.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Breach of Contract
On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. The Complaint seeks damages in excess of $3,000,000. On April 2, 2008, the Company filed a response to the charges. The Company believes the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May, 7 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack’s breach of contract claims and claims seeking the lifting of the transfer restrictions on his stock, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against the Company’s chief executive officer, chief operating officer and chief financial officer. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud. The parties are conducting discovery and have completed scheduled depositions. The Company believes meritorious defenses to the claims exist and intends to vigorously defend this action.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	STOCKHOLDERS’ EQUITY

The following table summarizes the changes in shareholders' equity for the nine months ended September 30, 2009:

Balance, December 31, 2008	$9,813,818

Cumulative effect of change in accounting principle	(165,777)

Balance - January 1, 2009	9,648,041

Stock based compensation	220,198

Shares issued for payment of dividends recorded as interest expense	1,200,000

Reclassification of Warrants upon exercise	2,550,000

Net Loss	(7,915,514)

Balance - September 30, 2009	$5,702,725

Warrants

The following is a summary of stock warrants outstanding at September 30, 2009:
	Warrants	Weighted Avenue Exercise Price
Balance – January 1, 2009	5,198,680	$1.00
Granted	3,750,000	$0.01
Exercised	(3,750,000)	$(1.00)
Cancelled, Forfeited or expired	(3,750,000)	$(1.00)
Balance – September 30, 20009	1,448,680	$1.00

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award.  The Company also recognized the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the three month and nine months ended September 30, 2009 included approximately $25,853 and $80,698, respectively, of stock based compensation.  The three and nine months ended September 30, 2008 included approximately $21,523 and $75,820, respectively, of stock based compensation.  The stock based compensation expense is included general and administrative expense in the consolidated statements of operations.  The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

The following is a summary of stock options outstanding at September 30, 2009:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding, January 1, 2009	1,995,000	$1.92	-
Granted	100,000	$2.00	-
Exercised	-	-	-
Cancelled/forfeited	-	$-	-
Outstanding, September 30, 2009	2,095,000	$1.92	-
Exercisable, September 30, 2009	379,000	$1.91	-
Remaining weighted average contractual life (in years)	5.35

As of September 30, 2009, there was a total of $345,322 of unrecognized compensation arrangements granted under the Plan.  The cost is expected to be recognized through 2016.

On January 12, 2009, the Company issued options to purchase an aggregate of 100,000 shares of the Company’s common stock to its consultants for services rendered.  The exercise price for each option is $2.00 per share and each option vested immediately upon the issuance.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free rate	2.99%
Expected volatility	45.00%
Forfeiture rate	10.00%
Expected life	5 Years
Expected dividends	-

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the assumptions noted above, the fair market value of the options issued during 2009 was valued at $13,183 as of September 30, 2009.

Stock Grants

In January 2009, the Company granted 175,000 shares of its common stock to non-employee directors. The fair value of these shares on the date of grant was $96,250 based on the stock price on the date of issuance.  In May 2009 the Company granted 50,000 shares of its common stock to two advisory board members.  The fair value of these shares on the date of grant was $31,500 based on the stock price on the date of grant. In September 2009 the Company granted 25,000 shares of its common stock to an employee. The fair value of these shares on the date of grant was $11,750 based on the stock price on the date of grant.   All of these awards were fully vested on the date of grant.  The Company recorded stock based compensation of $11,750 and $139,500 for the three and nine months ended September 30, 2009.

7.	SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES

Features of the Series A Preferred and Warrants Liabilities

2005 Warrants

On June 30, 2005, in connection with the closing of its 2005 private placement offering, the Company issued purchase warrants for up to 555,790 shares of common stock at the exercise price of $1.10 per share and with the expiration date of June 30, 2010 (the “2005 Warrant”). Subsequent to the issuance of the 2005 Warrant, the Company issued common stock at an effective price per share of $1.00 and, in accordance with the terms of the 2005 Warrants agreement, the exercise price was adjusted to $1.00 per share and resulted in 611,369 warrants. The following is a summary of the 2005 Warrants outstanding as of September 30, 2009:

	2005 Warrants	Exercise Price
Beginning balance, January 1, 2009	576,587	$1.00
Add: Grants	-	n/a
Less: Exercised	-	n/a
Ending balance, September 30, 2009	576,587	$1.00

2006 Warrants

On October 24, 2006, in accordance with the terms and conditions of the Company’s closing of its 2005 private placement offering, the Company issued purchase warrants for up to 179,175 shares of common stock at the exercise price of $1.10 per share and with the expiration date of June 30, 2010 (the “2006 Warrant”). Subsequent to the issuance of the 2006 Warrant, the Company issued common stock at an effective price per share of $1.00 and, in accordance with the terms of the 2006 Warrants agreement, the exercise price was adjusted to $1.00 per share and resulted in 17,918 warrants. The following is a summary of the 2006 Warrants outstanding as of September 30, 2009:

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2006 Warrants	Exercise Price
Beginning balance, January 1, 2009	197,093	$1.00
Add: Grants	-	-
Less: Exercised	-	n/a
Ending balance, September 30, 2009	197,093	$1.00

Series A Redeemable Convertible Preferred Stock and Investor Warrants and Placement Agent Warrants

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) on March 7, 2008 to sell shares of its Series A Redeemable Convertible Preferred Stock (“Series A Preferred”) and warrants (“Investor Warrants”) to purchase shares of its common stock, and to conditionally sell shares of the Company’s common stock, to three investors (the “Series A Holders”). The investors purchased an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants was $15,000,000 and the aggregate purchase price for the common stock was $500,000.  The Company completed the sale of the Series A Preferred and Investor Warrants in two rounds, on March 7, 2008 and April 4, 2008, and the Company and investors determined not to complete the conditional sale of the 100,000 shares of common stock. The Series A Holders are entitled to receive cumulative dividends, due at each subsequent calendar quarter-end until maturity, at a rate of 9% if settled via cash or at a rate of 10% if settled via shares (at the option of the Company) of the Company’s common stock. The dividends rate is subject to increase in the event of a “Triggering Event” under the Certificate of Designation and in the event of an “Equity Condition Failure” under the Certificate of Designation, settlement via shares would not be allowed for the remaining dividend payments.

The Series A Holders may convert shares of Series A Preferred, plus the amount of accrued but unpaid dividends, into shares of the Company’s common stock at the conversion price of $2.00 (“Conversion Price”). The Conversion Price is subject to certain adjustments upon issuance of certain securities, under the Certificate of Designation, with a lower exercise price and/or with negative dilutive effect. The Series A Holders may require the Company to redeem, at the amount of 100% if settled in cash or 110% if settled in cash, all or any portion of the outstanding shares of Series A Preferred upon a Triggering Event or Equity Condition Failure.

The Company may redeem all or any portion of the outstanding shares of Series A Preferred in cash at the amount of (i) 100% of the “Conversion Amount” at any time after either the two-year anniversary of the “Public Company Date” , if certain other conditions are met, or the six-month anniversary of the “Qualified Public Offering Date”, if certain other conditions are met under the Certificate of Designation (ii) 110% of the Conversion Amount upon an Equity Condition Failure or (iii) 115% of the Conversion Amount prior to any “Fundamental Transaction” under the Certificate of Designation.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to redeem, in cash, any outstanding shares of Series A Preferred on December 31, 2010.

Settlement Agreements

In connection with a Notice of Triggering Event Redemption received by the Company on April 14, 2009, the Company entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders on May 22, 2009 (the “ Settlement Agreement ”) pursuant to which, among other things, (i) the Series A Holders waived any breach by the Company of certain financial covenants or its obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009 and waived any Equity Conditions Failure and any Triggering Event otherwise arising from such breaches  (ii) the Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share, (iii) the Company issued the Holders an aggregate of 2,000,000 shares of the Company’s common stock (the “ Dividend Shares ”), in full satisfaction of the Company’s obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) the Company agreed to redeem $7,500,000 in stated value of the Series A Preferred by December 31, 2009 (the “December 2009 Redemption”).  The Company agreed that, if it fails to so redeem $7,500,000 in stated value of the Series A Preferred by that date (a “ Redemption Failure ”), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by the Company will increase by an amount equal to 10% of the stated value, (ii) the Company will use its best efforts to obtain stockholder approval to reduce the conversion price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A preferred is convertible), and (iii) the Company will expand the size of its board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use its best efforts to amend the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board.

Pursuant to the terms of the Settlement Agreement, the Company entered into a Registration Rights Agreement with the Series A Holders pursuant to which, among other things, the Company agreed to file with the Securities and Exchange Commission, by June 1, 2009, a registration statement covering the resale of the Dividend Shares, and to use its best efforts to have such registration statement declared effective as soon as practicable thereafter.  The Company further agreed with the Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the Investor Warrants in May and June 2009.  A registration statement was filed, and subsequently declared effective on August 10, 2009.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Settlement Agreement, each of the Company’s directors and executive officers has entered into a Lock-Up Agreement, pursuant to which each such person has agreed that, for so long as any shares of Series A Preferred remain outstanding, he will not sell any shares of the Company’s common stock owned by him as of May 22, 2009. Also pursuant to the terms of the Settlement Agreement, the Company’s Chief Executive Officer, President and Chairman, entered into an Irrevocable Proxy and Voting Agreement with the Series A Holders (the “Voting Agreement”), pursuant to which the Company’s CEO agreed, among other things, that if a Redemption Failure occurs he will vote all shares of the Company’s voting stock owned by him in favor of (i) reducing the conversion price of the Series A Preferred from $2.00 to $0.50 and (ii) amending the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board of directors (collectively, the “ Company Actions ”).  The Company’s CEO also appointed WCOF as his proxy to vote his shares of the Company’s voting stock in favor of the Company Actions, and against approval of any opposing or competing proposal, at any stockholder meeting or written consent of the Company’s stockholders at which such matters are considered.

2008 Investor Warrants

In connection with the sale of the Series A Preferred, Investor Warrants to purchase up to 3,750,000 shares of Common Stock at $2.40 per share were issued and with an expiration date of April 11, 2011 (the “2008 Investor Warrant”). The warrant holder may require the Company to repurchase the warrant upon the occurrence of certain defined events in the Agreement.  As such the Company recorded the warrants as a derivative at fair value at issuance and subsequent reporting periods in accordance with ASC 815 “Derivatives and Hedging”. Changes in the fair value from period to period are reported in the statement of operations.  In accordance with the Settlement Agreement entered into on May 22, 2009, the 2008 Investor Warrants were amended to reduce the exercise price from $2.40 to $.01.  The 2008 Investor Warrants were fully exercised on May 27, 2009, June 1, 2009, and June 8, 2009.

Placement Agent Warrants

In connection with the sale of the Series A Preferred and 2008 Investor Warrants, the placement agent was entitled to receive warrants (the “Placement Agent Warrants”) to purchase a total of 6% of the number of common stock issued in the Series A Preferred financing or 675,000 shares at the exercise price of $2.00 per share and with the expiration date of March 7, 2013.  The following is a summary of the Placement Agent Warrants outstanding as of September 30, 2009:

	Placement Agent Warrants	Exercise Price
Beginning balance, January 1, 2009	675,000	$2.00
Add: Grants	0	n/a
Less: Exercised	0	n/a
Ending balance, September 30, 2009	675,000	$2.00

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for the Series A Preferred and Warrant Liabilities

2005 Warrants, 2006 Warrants, and Placement Agent Warrants

Upon issuance, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants met the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and SFAS No. 133, as codified in ASC 815. However, effective January 1, 2009 the Company was required to analyze its then outstanding financial instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on the Company’s analysis, its 2005 Warrants, 2006 Warrants, and Placement Agent Warrants, include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to the Company’s common stock. As a result, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants are accounted for as “derivatives” under ASC 815 and recorded as liabilities at fair value as of January 1, 2009 with changes in subsequent period fair value recorded in the statement of operations (See Note 2). The following summarizes the changes in the fair value of the warrant liabilities as of September 30, 2009:

Fair Value of Derivative Warrants Liabilities

Balance at January 1, 2009 (1)	$165,775
Fair value adjustment (2)	(79,014)

Balance at September 30, 2009 (1)	$86,761

(1)	Methods and significant inputs and assumptions are discussed below
(2)	Amounts included in change in fair value of warrant liabilities on statement of operations.

Series A Preferred

The Series A Preferred Stock is redeemable on December 31, 2010 and convertible into shares of common stock at $2.00 per share subject to adjustment should the Company issue future common stock at a lesser price. As a result the Company elected to record the hybrid instrument, preferred stock and conversion option together, at fair value. Subsequent reporting period changes in fair value are to be reported in the statement of operations.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to placement agent in connection with the transaction, were allocated to the instruments based upon relative fair value upon issuance as these instruments must be measured initially at fair value.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred was adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. The following summarizes the changes in the fair value of the Series A Preferred as of September 30, 2009:

Fair Value of Series A Preferred Liabilities

Balance at January 1, 2009 (1)	$10,981,577
Fair value adjustment (2)	1,l83,719
Amortization of debt discount	407,868
Loss on deemed extinguishment of debt	287,649

Balance at September 30, 2009 (1)	$12,860,813

(1)	Methods and significant inputs and assumptions are discussed below
(2)	Amounts included in change in fair value of Series A Preferred liabilities on statement of operations.

The Settlement Agreement provides that $7,500,000 in stated value of the Series A Preferred is to be redeemed at December 31, 2009. Accordingly, the Company records $7,500,000 of the total fair value of Series A Preferred as a current liability.

Deferred Financing Costs

Deferred financing costs include the corresponding amount associated with the Placement Agent Warrants as indicated above, along with all other direct costs associated with obtaining the Series A Preferred financing.  Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as deferred financing costs on the balance sheet and is amortized as additional financing costs over the term of the Series A Preferred using the interest method.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs included the following:

Placement agent costs	$900,000
Investor expenses	60,000
Legal and other related costs	306,541
Fair market value of placement agent warrants on date of grant	511,742
Chart Group Related to Settlement Agreement	500,000
Legal Fee Related to West Coast Settlement	834,000
3,112,283
Less: accumulated amortization	(980,680)
Deferred financing costs, net	$2,131,603

Valuation – Methodology and Significant Inputs Assumptions

Fair values for the Company’s derivatives and financial instruments are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. The methods and significant inputs and assumptions utilized in estimating the fair value of the 2005 Warrants, 2006 Warrants, Placement Agent Warrants, and Series A Preferred are discussed below. Each of the measurements is considered a Level 3 measurement as a result of at least one unobservable input.

2005 Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the 2005 Warrants as of September 30, 2009. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	Sep.30, 2009
Stock Price	$0.53
Exercise Price	$1.00
Time to Maturity (in years)	0.75
Stock Volatility	70%
Risk-Free Rate	0.29%
Dividend Rate	0%

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2006 Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the 2006 Warrants as of September 30, 2009. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	Sep.30, 2009
Quoted Stock Price	$0.53
Exercise Price	$1.00
Time to Maturity (in years)	0.75
Stock Volatility	70%
Risk-Free Rate	0.29%
Dividend Rate	0%

Placement Agent Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the Placement Agent Warrants as of September 30, 2009. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	Sep.30, 2009
Quoted Stock Price	$0.53
Exercise Price	$2.00
Expected Life (in years)	3.25
Stock Volatility	70%
Risk-Free Rate	1.57%
Dividend Rate	0%

Series A Preferred

A binomial lattice model was utilized to estimate the fair value of the Series A Preferred as of September 30, 2009. The binomial model considers the key features of the Series A Preferred, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Input	Sep.30, 2009
Risk-Free Rate	0.54%
Expected volatility	80.00%
Expected remaining term until maturity	1.25 years
Expected dividends	0.00%
Strike price (through 12/31/09)	$2.00
Strike price (following 12/31/09)	$1.25
Quoted Stock price	$0.53
Effective discount rate	29.00%
Probability of meeting December 2009 Redemption	50%

The following are significant assumptions utilized in developing the inputs

•
Stock volatility was estimated by considering (i) the annualized daily volatility of the Company’s stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instruments and (ii) the annualized daily volatility of comparable companies’ stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instrument. Historic prices of the Company and comparable companies’ common stock were used to estimate volatility as the Company did not have traded options as of the valuation dates;

•	Based on the Company’s historical operations and management’s expectations for the near future, the Company’s stock was assumed to be a non-dividend-paying stock;

•	Based on management’s expectations for the near future, the Company is expected to settle the future quarterly dividends due to the Series A Holders via shares;

•
The quoted market price of the Company’s stock was utilized in the valuations because ASC 820-10 requires the use of quoted market prices, if available, without considerations of blockage discounts (if the input is considered as a Level 1 input). Because the stock is thinly traded, the quoted market price may not reflect the market value of a large block of stock; and

•
The quoted market price of the Company’s stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

•	The probability of approving the reducing in Conversion Price (from $2.00 to $0.50) if the December 2009 Redemption is not met was as assumed to be 100 percent.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in fair value estimate between reporting periods are  related to the changes in the price of the Company’s common stock as of the measurement dates, the volatility of the Company’s common stock during the remaining term of the instrument, changes in the conversion price, effective discount rate, and probabilities of meeting the conditions underlying various Company and Series A Holders’ redemptions rights, meeting the December 2009 Redemption and approving the reduction in the conversion price (if the December 2009 Redemption is not met).

8.	DISCONTINUED OPERATIONS

On January 2, 2009, the Company entered into an agreement with the prior owners of TAG to sell the assets and liabilities back to TAG.  TAG was accounted for as a discontinued operation under GAAP, which requires the income statement information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent TAG’s operations and have been segregated from continuing operations and reported as discontinued operations for the three and nine month periods ended September 30, 2008.

	Three months ended September 30, 2008	Nine months ended September 30, 2008

Contract Revenues Earned	$186,439	$783,276
Cost of Revenues Earned	(105,184)	(529,274)
Gross Profit	81,255	254,002
Operating Expenses	(181,660)	(470,387)
Other Income (Expenses)	53	(431)
Net Loss	$(100,352)	$(216,816)

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of assets and liabilities of TAG discontinued operations as of December 31, 2008.

2008

Assets
Cash	$75,103
Inventory	591,688
Prepaid Expenses	174
Property and Equipment, net	69,648
Deferred Financing Costs	-
Total Assets	$736,613

Liabilities
Accounts Payable	$700,287
Short Term Notes	36,326
Total Liabilities	$736,613

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

9.  ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

On July 27, 2009, the Company entered into an accounts Receivable Purchase Agreement with Republic Capital Access, LLC “RCA”), as of July 23, 2009 (the “RCA” Purchase Agreement”).  Under the RCA Purchase Agreement, the Company can sell eligible accounts receivables to RCA.  Eligible accounts receivable, subject to the full definition of such term in the RCA Purchase Agreement, generally are our receivables under prime government contracts.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the RCA Purchase Agreement, the Company may offer eligible accounts receivable to RCA and if RCA purchases such receivables, the Company will receive an initial upfront payment equal to 90% of the receivable.  Following RCA’s receipt of payment from customers for such receivables, RCA will pay the remaining 10% of the receivable less its fees.  In addition to the Discount Factor fee and an initial enrollment fee, the Company is required to pay RCA a program access fee equal to a stated percentage of the sold receivable, a quarterly program access fee if the average daily amount of the sold receivables is less than $2,250,000 and RCA’s initial expenses in negotiating the RCA Purchase Agreement and other expenses in certain specified situations.  The RCA Purchase Agreement also provides that in the event, but only to the extent, that the conveyance of receivables by the Company is characterized by a court or other governmental authority as a loan rather than a sale, the Company shall be deemed to have granted RCA effective as of the date of the first purchase under the RCA Purchase Agreement, a security interest in all of the Company’s right, title and interest in, to and under all of the receivables sold by the Company to RCA, whether now or hereafter owned, existing or arising.  The initial term of the RCA Purchase Agreement ends on December 31, 2009 and was subsequently extended to October 15, 2010.

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Receivables factored net of advances from the factor were $256,888 as of September 30, 2009.

10.	TD Bank Loan Repayment

As of July 24, 2009, the Company repaid in full the entire outstanding balance under that certain Loan Agreement, dated as of May 2, 2007, among the Company, its wholly owned subsidiary A.J. Piscitelli & Associates, Inc. (“AJP”) and TD Bank, N.A. (formerly Commerce Bank, N.A., the “Bank”), as assumed by American Physical Security Group, LLC (A wholly owned subsidiary of the Company, “APSG” and together with the Company and AJP, the “Borrowing Companies”), as amended (the “Loan Agreement”), and related agreements, including but not limited to the Revolving Credit Note and the Term Note, each date May 2, 2007 (collectively the “Loan Documents”).  As of such date, (i) each of the Loan Documents have automatically terminated, (ii) the Bank’s lien or security interest in the Borrowing Companies’ assets have been terminated, and (iii) all obligations of the Borrowing Companies under the Loan Documents have been satisfied in full.

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

Overview

We are a defense and security products company engaged in three business areas: customized transparent and opaque armor solutions for construction equipment and tactical and non-tactical transport vehicles used by the military; architectural hardening and perimeter defense, such as bullet and blast resistant transparent armor, walls and doors, as well as vehicle anti-ram barriers such as bollards, steel gates and steel wedges that deploy out of the ground; and tactical training products and services consisting of our live-fire interactive T2 Tactical Training System and our American Institute for Defense and Tactical Studies.

We primarily serve the defense market and our sales are highly concentrated within the U.S. government. Our customers include various branches of the U.S. military through the U.S. Department of Defense (or DoD) and to a much lesser extent other U.S. government, law enforcement and correctional agencies as well as private sector customers.

Our recent historical revenues have been generated primarily from a limited number of large contracts and a series of purchase orders from a single customer. To continue expanding our business, we are seeking to broaden our customer base and to diversify our product and service offerings. Our strategy to increase our revenue, grow our company and increase stockholder value involves the following key elements:

•	increase exposure to military platforms in the U.S. and internationally;
•	develop strategic alliances and form strategic partnerships with original equipment manufacturers (OEMs);
•	capitalize on increased homeland security requirements and non-military platforms;
•	focus on an advanced research and development program to capitalize on increased demand for new armor materials; and
•	pursue strategic acquisitions.

We are pursuing each of these growth strategies simultaneously, and expect one or more of them to result in additional revenue opportunities within the next 12 months.

Sources of Revenues

We derive our revenues by fulfilling orders under master contracts awarded by branches of the United States military, law enforcement and corrections agencies and private companies involved in the defense market and other customer purchase orders. Under these contracts and purchase orders, we provide customized transparent and opaque armor products for transport and construction vehicles used by the military, group protection kits and spare parts. We also derive revenues from sales of our architectural hardening and perimeter defense products, which we sometimes refer to as physical security products. To date, we have generated nominal revenues from our T2 and other training solutions and we are evaluating the continued offering of such training products and services and expect to continue that process over the next several months.

Our contract backlog as of September 30, 2009 and September 30, 2008 was $46.0 million and $55.0 million, respectively, and of our $46.0 million of contract backlog as of September 30, 2009, we estimate that $13.0 million will be filled in 2009. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM’s and strategic partners.  Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

We continue to aggressively bid on projects and are in preliminary talks with a number of international firms to pursue long-term government and commercial contracts, including with respect to Homeland Security. While no assurances can be given that we will obtain a sufficient number of contracts or that any contracts we do obtain will be of significant value or duration, we are confident that we will continue to have the opportunity to bid and win contracts as we have in 2008.

Cost of Revenues and Operating Expenses

Cost of Revenues.    Cost of revenues consists of parts, direct labor and overhead expense incurred for the fulfillment of orders under contract. These costs are charged to expense upon completion and acceptance of an order. Costs of revenue also includes the costs of protoyping and engineering, which are expensed upon completion of an order as well. These costs are included as costs of revenue because they are incurred to modify products based upon government specifications and are reimbursable costs within the contract. These costs for the production of goods under contract are expensed when they are complete. We allocate overhead expenses such as employee benefits, computer supplies, depreciation for computer equipment and office supplies based on personnel assigned to the job. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

Sales and Marketing.    Expenses related to sales and marketing consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, trade shows and related travel.  Sales and marketing costs are charged to expense as incurred.

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

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of September 30, 2009 and December 31, 2008, there were no such provisions made.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called “Costs in Excess of Billings on Uncompleted Contracts.” Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred liability called “Billings in Excess of Costs on Uncompleted Contracts”. Upon completion of a purchase order, all such associated billings would be reclassified from the balance sheet to the statement of operations as revenues. Due to the structure of our contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as deferred liabilities as of September 30, 2009 or December 31, 2008.

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

We have adopted the provisions of Accounting Standards Codification (ASC) 718 “Compensation–Stock Compensation” (ASC 718). In accordance with ASC 718, we use the Black-Scholes option pricing model to measure the fair value of our option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, as codified in ASC 718-10-599, which provides supplemental implementation guidance for ASC 718.

Because we have only recently become a public entity, we will have a limited trading history.  The expected term of an award is based on the “simplified” method allowed by ASC 718-10-599, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate will be based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend on our common stock in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

We recognized $220,198 and $75,820 in stock compensation expense for the nine months ended September 30, 2009 and 2008, respectively.

Fair Value Measurements

We have adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. ASC 820 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of ASC 820 relating to certain non-financial assets and liabilities until January 1, 2009.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the company’s credit risk.

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

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

Series A Preferred Stock.  The Series A Convertible Preferred Stock is redeemable on December 31, 2010 and convertible into shares of common stock at $2.00 per share subject to adjustment should we issue future common stock at a lesser price.  As a result we elected to record the hybrid instrument, preferred stock and conversion option together, at fair value.  Subsequent reporting period changes in fair value are to be reported in the statement of operations.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance as they must be measured initially at fair value. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9.8 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3.6 million.  These liabilities were subsequently adjusted to fair value as of September 30, 2009, which resulted in a loss of $498,400 and $1,183,700 for the three and nine months ended September 30, 2009. As of September 30, 2009, the Series A Preferred liability was $12.9 million.

Derivative Warrants

Investor Warrants.    The warrants issued with the Series A Preferred (or Investor Warrants) meet the criteria under ASC 815 “Derivatives and Hedging”. Under ASC 815, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $1.1 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $0.4 million.  As of September 30, 2009, the Investor Warrant liability was $0.

On May 22, 2009 we entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders (or Settlement Agreement) pursuant to which, among other things, the Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share.  The warrants were exercised in full during May and June, 2009 and the Investor Warrant liability was accordingly reclassified to Additional Paid In Capital.

For additional information, see “Liquidity and Capital Resources - Series A Convertible Preferred Stock” below.

Placement Agent Warrants.    The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants are recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as codified in ASC 815, we satisfy the criteria for classification of the Placement Agent Warrants as equity on the date of issuance. We have recorded the corresponding amount recorded as a Deferred Financing Cost since the Series A Preferred and Investor Warrants are classified as liabilities and are amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, we recorded $1.0 million and $0.4 million in deferred financing costs. Effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the Placement Agent Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, we accounted for these warrants as a “derivative” under  ASC 815 and recorded as liabilities at fair value on January 1, 2009 of $91,743. The fair value of these warrants was $86,762 as of September 30, 2009 and we recorded gain of $2,305 and $30,353 on the changes in fair value in the statement of operations for the three and nine months ended September 30, 2009.

2005 Warrants and 2006 Warrants

Upon issuance, the 2005 Warrants and 2006 Warrants met the requirements for equity classification set forth in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and SFAS No. 133 as codified in ASC 815. However, effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the 2005 Warrants and 2006 Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, the 2005 Warrants and 2006 Warrants were accounted for as “derivatives” under ASC and recorded as liabilities at fair value on January 1, 2009 of $74,032. The fair value of these warrants was $25,571 as of September 30, 2009 and we recorded loss of $8,369 and $48,661 on the changes in fair value in the statement of operations for the three and nine months ended September 30, 2009.

Debt Extinguishment

We accounted for the effects of the May 22, 2009 settlement agreement (see Note 7 of the accompanying condensed consolidated financial statements) in accordance with the guidelines enumerated in EITF Issue No. 96-19 “ Debtor’s Accounting for a Modification of Exchange of Debt Instruments” as codified in ASC 470-50.  ASC 470-50 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. ASC 470-50 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modifications.

We evaluated the modification of the payment terms and the related adjustment to financial instruments to determine whether these modifications resulted in the issuance of a substantially different instrument. We determined after giving effect to the changes in the due dates of payments and the consideration paid to the debt holders, in the form of reduced conversion and exercise prices, that we had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, we recorded a loss on the extinguishment of debt in the amount of $2,613,630 which represented the difference in the carrying value of the old debt and fair value of the new debt. The debt instrument charge is included in the accompanying statement of operations for the nine months ended September 30, 2009.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Comparison of the Three Months Ended September 30, 2009 and 2008

Revenues.  Revenues from continuing operations for the three months ended September 30, 2009 were $12.6 million, a decrease of  $0.7 million, or 5.0%, over revenues of $13.3 million in the comparable period in 2008.  This decrease was due primarily to $2.0 million in orders under our Marine Corps contract no. M67854-09-D-5069 that had been completed and expected to ship in the quarter ended September 30, 2009 but were not shipped until the beginning of October 2009 due to a delay in the inspection of the order by a third party, partially offset by an increase in our physical security product business.  For the three months ended September 30, 2009 the revenues for our security product business was $1.2 million, an increase of  $0.7 million or 58.0% over revenues of $0.5 million for the three months ended September 30, 2008.

On January 2, 2009, we discontinued the operations of our Tactical Application Group, a tactical equipment supply business.  Revenues from our discontinued operations for the three months ended September 30, 2008 was $0.2 million.  There were no revenues generated from discontinued operations during the three months ended September 30, 2009.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2009 was $10.0 million, an increase of $1.0 million, or 11.1%, over cost of revenues of $9.0 million in the comparable period in 2008.  This increase reflects additional costs with respect to our increased production under the Marine Corps contract mentioned above, and increased sales of our physical security products as well as increased sales of certain of our crew protection kits (or CPKs), which have lower gross margins than our other CPKs, as compared to the three months ended September 30, 2008.  The costs of revenue also increased due to additional costs of sales from our physical security product business during the quarter ended September 30, 2009.

Cost of revenues from discontinued operations for the three months ended September 30, 2008 was $105,184.  There were no costs of revenues generated from discontinued operations for the three months ended September 30, 2009.

Gross profit.   The gross profit margin for the three months ended September 30, 2009 and September 30, 2008 were $2.6 million and $4.3 million, respectively.  The gross profit margin percentage was 21.0% and 32.0% for the three months ended September 30, 2009 and September 30, 2008, respectively.  The decrease in gross profit margin percentage from continuing operations from 2008 to 2009 resulted primarily from an increase in overall costs incurred during the three months ended September 30, 2009 that were associated with a product mix that did not have favorable gross margin for the third quarter of 2009, as discussed above in “Cost of Revenues.”

Sales and Marketing Expenses.  Sales and marketing expenses for the three months ended September 30, 2009 and September 30, 2008 were $560,000 and $688,000, respectively, representing a decrease of $128,000, or 23.0%.  The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing.  There were no sales or marketing expenses for discontinued operations during the three months ended September 30, 2009 and 2008.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2009 and September 30, 2008 were $117,000 and $170,000, respectively.  The decrease of $53,000 or 31.0% from 2008 to 2009 was primarily the result of additional testing of our CPKs, and to a lesser extent, improvements of existing products and continued work on our products in development during the three months ended September 30, 2008, that did not take place in the three months ended September 30, 2009.  There were no research and development expenses for discontinued operations during the three months ended September 30, 2009 and 2008.

General and Administrative Expenses.  General and administrative expenses from continuing operations for the three months ended September 30, 2009 and September 30, 2008 were $2.4 million and $2.1 million, respectively.  The increase of $0.3 million, or 13.0%, was primarily due to general increases in expenses of $0.2 million relating to consulting and other costs associated with compliance efforts under Section 404 of the Sarbanes-Oxley Act as well as additional general and administrative expenses associated with the facilities for our physical security product business of $0.1 million.

General and administrative expenses associated with discontinued operations was $182,000 for the three months ended September 30, 2008.  There were no such expenses incurred during the three months ended September 30, 2009.

General and Administrative Salaries Expense.  General and administrative salaries expense for the three months ended September 30, 2009 and September 30, 2008 were $1.1 million and $1.0 million, respectively. The increase of $0.1 million, or 9.0% was due in part to the increase in salary expense at our headquarters and main facility in Hicksville, New York.  We incurred no salary expense with regard to our discontinued operations during the quarters ended September 30, 2008 and 2009.  As of September 30, 2009, there were 44 employees that were classified as general and administrative personnel, versus 41 employees as of September 30, 2008.

Depreciation expense.  Depreciation expense was $278,000 and $266,000 for the three months ended September 30, 2009 and September 30, 2008, respectively.  The increase of $12,000, or 4%, was the result of our higher property and equipment balance as of September 30, 2009 versus September 30, 2008.  This increase was the result of additional leasehold improvements and equipment associated with the expansion of our facility during 2008, property and equipment purchased in 2008 and 2009 for our Hicksville facility and physical security product business, and T2 equipment.  This higher capital balance as of September 30, 2009 resulted in higher depreciation expense.

Other (income) and expense.  As a result of our agreement to sell our Series A Convertible Preferred Stock and related warrants to purchase common stock (or investor warrants), we incurred losses which occurred upon the valuation of the Series A Convertible Preferred Stock.  Such valuation took into account the features, rights and obligations of the Series A Convertible Preferred Stock, which ultimately resulted in a higher fair value than the proceeds received.  Since the Series A Convertible Preferred Stock is required to be recorded at fair value, we recorded a loss on such securities.  The investor warrants were exercised in full during the quarter ended June 30, 2009.  We experienced a loss on adjustment of fair value with respect to our Series A Convertible Preferred Stock of $498,000 and a gain on adjustment of $126,000 for the three months ended September 30, 2009 and 2008, respectively.  We did not recognize any gain or loss on the related investor warrants for the three months ended September 30, 2009 as the warrants had been exercised in full during the three months ended June 30, 2009.  We recognized a gain on the related investor warrants of $52,000 for the three months ended September 30, 2008.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Convertible Preferred Stock of $588,765 and $270,000 for the three months ended September 30, 2009 and 2008, respectively.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Revenues.  Revenues from continuing operations for the nine months ended September 30, 2009 were $36.2 million, an increase of  $4.9 million, or 15.7%, over revenues of $31.3 million in the comparable period in 2008.  This increase was due primarily to increased order fulfillment under our Marine Corp Contract No. M67854-07-D-5069 during the nine months ended September 30, 2009 versus the same period in 2008, including orders that had been expected in the fourth quarter of 2008 that were delayed into the first and second quarters of 2009.  The revenue increase also was due to additional sales generated from our physical security product business for the nine months ended September 30, 2009 of  $1.2 million an increase of  $0.2 million or 20.0% over revenues of  $1.0 million for the nine months ended September 30, 2008.

Revenues from our discontinued operations for the nine months ended September 30, 2008 was $783,000.  There were no revenues generated from discontinued operations during the nine months ended September 30, 2009.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2009 was  $24.1 million, an increase of  $3.8 million, or 19%, over cost of revenue of $20.3 million in the comparable period in 2008.  This increase reflects additional costs with respect to our increased production under the Marine Corps contract mentioned above, and increased sales of our physical security products as well as increased sales of certain of our CPKs, which have lower gross margins than our other CPKs, as compared to the three months ended September 30, 2008.

Cost of revenues from discontinued operations for the nine months ended September 30, 2008 was  $0.5 million.  There were no costs of revenues generated from discontinued operations for the nine months ended September 30, 2009.

Gross profit.   The gross profit margin for the nine months ended September 30, 2009 and September 30, 2008 were  $12.0 million and $11.0 million, respectively.  The gross profit margin percentage was 33.0% and 35.0% for the nine months ended September 30, 2009 and September 30, 2008, respectively. The decrease in gross profit margin percentage from continuing operations from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 resulted primarily from amounts incurred during the nine months ended September 30, 2009 that were associated with a product mix that did not have favorable gross margin, as discussed above in “Cost of Revenues.”

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2009 and September 30, 2008  remained unchanged at $2.0 million, respectively.  Although we expected to increase our sales and marketing as our revenues increased for 2009, during the quarter ended September 30, 2009, we have sought to keep such expenses relatively low as we continue to monitor our costs.  We did not offer the T2 during the nine months ended September 30, 2008 and, therefore, incurred no marketing expense for its promotion.  There were no sales or marketing expenses for discontinued operations for the nine months ended September 30, 2009 and 2008.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2009 and September 30, 2008 were  $321,000 and $540,000, respectively.  The decrease of $219,000 or 41.0% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 was the result of additional testing of our CPKs, and to a lesser extent, improvements of existing products and continued work on our products in development during the nine months ended September 30, 2009, that did not take place in the nine months ended September 30, 2009.  There were no research and development expenses for discontinued operations for the nine months ended September 30, 2009 and 2008.

General and Administrative Expenses.  General and administrative expenses from continuing operations for the nine months ended September 30, 2009 and September 30, 2008 were  $6.7 million and $5.4 million, respectively.  The increase of  $1.3 million, or 24.5%, was primarily due to general increases in expenses of  $1.0 million relating to professional fees, board of director compensation, general and liability insurance, rent and general supplies and our compliance efforts with regard to Section 404 of the Sarbanes-Oxley Act, as well as additional general and administrative expenses associated with the facilities for our physical security product business of  $130,000.

General and administrative expenses associated with discontinued operations was  $0.5 million for the nine months ended September 30, 2008.  There were no such expenses incurred during the nine months ended September 30, 2009.

General and Administrative Salaries Expense.  General and administrative salaries expense for the nine months ended September 30, 2009 and September 30, 2008 remained at approximately $3.2 million.  We incurred no salary expense with regard to our discontinued operations during the quarters ended September 30, 2008 and 2009.  As of September 30, 2009, there were 44 employees that were classified as general and administrative personnel, versus 41 employees as of September 30, 2008.

Depreciation expense.  Depreciation expense was  $0.8 million and $0.5 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The increase of $0.2 million, or 45.3%, was the result of our higher property and equipment balance as of September 30, 2009 versus September 30, 2008.  This increase was the result of additional leasehold improvements and equipment associated with the expansion of our facility during 2009, property and equipment purchased in 2008 and 2009 for our Hicksville facility and physical security product business, and T2 equipment.  This higher capital balance as of September 30, 2009 resulted in higher depreciation expense.

Other (income) and expense.  As a result of our agreement to sell our Series A Convertible Preferred Stock and related investor warrants to purchase common stock and the subsequent Settlement Agreement that reduced the exercise price of the investor warrants from $2.40 to $.01, we incurred losses which occurred upon the valuation of the Series A Convertible Preferred Stock.  Such valuation took into account the features, rights and obligations of the Series A Convertible Preferred Stock, which ultimately resulted in a higher fair value than the proceeds received.  Since the Series A Convertible Preferred Stock and related investor warrants are required to be recorded at fair value, we recorded a loss on such securities.  We experienced a loss on adjustment of fair value with respect to our Series A Convertible Preferred Stock of $1.2 million and a gain on adjustment of $1.4 million for the nine months ended September 30, 2009 and 2008, respectively.  We also recognized a loss of  $15,676 and a gain on the related investor warrants of $1.4 million as of September 30, 2009 and 2008, respectively.  The $2.3 million loss related to the investor warrants for the nine months ended September 30, 2009 was the result of the reduction in the exercise price from $2.40 to $.01.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Convertible Preferred Stock of $1.6 million and $0.6 million for the nine months ended September 30, 2009 and 2008. We also had a loss on deemed extinguishment of debt related to our Series A Convertible Preferred Stock for the nine months ended September 30, 2009 of $2.6 million.

Liquidity and Capital Resources

The primary sources of our liquidity during the nine months ended September 30, 2009 have come from operations and to a lesser extent under our bank credit facility.  As of September 30, 2009, our principal sources of liquidity were net accounts receivable of  $5.9 million, costs in excess of billings of  $10.2 million and the sale of accounts receivable under accounts receivable purchase agreement with Republic Capital Access (or RCA), of which RCA has not received payment from our customers for $2.2 million.

As of September 30, 2008, our principal sources of liquidity were cash and cash equivalents totaling  $3.7 million, net accounts receivable of  $8.5 million and costs in excess of billings of  $7.6 million.  The primary sources of our liquidity during the nine months ended September 30, 2008 came from operations and the proceeds from the sale of our Series A Convertible Preferred Stock.

We believe that our current cash, cash equivalents, net accounts receivable and costs in excess of billings together with our expected cash flows from operations, ability to sell accounts receivable to RCA (as described below) will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months, except with respect to our agreement to redeem $7.5 million in stated value of our outstanding Series A Convertible Preferred Stock (or Series A Preferred) by December 31, 2009 as described below. We currently are seeking to raise capital in the public markets to finance such redemption. In addition, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), our state of incorporation, would prohibit us from satisfying such redemption if we lack sufficient surplus, as such term is defined under the DGCL. If we are unable to timely raise such capital in the public market or we do not otherwise successfully raise capital or obtain access to a credit facility sufficient to fund such redemption, our cash flow could be adversely affected and our business significantly harmed.

Cash Flows from Operating Activities.  Net cash used in operating activities was  $1.6 million for the nine months ended September 30, 2009 compared to net cash used in operating activities of  $7.5 million for the nine months ended September 30, 2008.  Net cash used in operating activities during the nine months ended September 30, 2009 consisted primarily of changes in our operating assets and liabilities of  $3.6 million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $1.0 million and $3.1 million, respectively, reflects the increases in receivables from completed projects and costs incurred on projects in process as of September 30, 2009.  Our prepaid expenses and other current assets decreased  $0.1 million due to amounts paid in advance in connection with prepayment of legal expense and insurance.  As of September 30, 2008, we experienced an increase in accounts receivable of $1.8 million, due to increased collections during the nine month period.  The increase in our costs in excess of billings of $2.6 million as of September 30, 2008, reflects increases in projects in process as of September 30, 2008.  Our prepaid expenses increased  $1.4 million due to amounts paid in advance in connection with our intent to enter the public market and obtain outside financing.  In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out.

As of September 30, 2009, we had net operating loss carryforwards of  $4.6 million available to reduce future taxable income. In the future, we may utilize our net operating loss carryforwards and would begin making cash tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Used In Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 was  $0.3 million and $2.9 million, respectively.  Net cash used in investing activities for the nine months ended September 30, 2009 consisted of amounts paid out for the general and computer equipment and miscellaneous leasehold improvements.  Net cash used in investing activities for the nine months ended September 30, 2008 consisted primarily of cash paid for the acquisition of equipment for the T2 facility and general shop equipment and machinery.  During the nine months ended September 30, 2008, we also paid out cash associated with leasehold improvements and office equipment and furniture for the expansion of our Hicksville corporate offices and warehouse.

Net Cash Provided by Financing Activities.  Net cash used in financing for the nine months ended September 30, 2009 was  $1.5 million and net cash provided by financing for the nine months ended September 30, 2009 was $12.5 million. Net cash used in financing activities during the nine months ended September 30, 2009 consisted of deferred financing costs of $1.2 million and deferred offering costs of $0.2 million. Net cash provided by financing activities during the nine months ended September 30, 2008 consisted primarily of net proceeds of $14.0 million received from the sale of the Series A Preferred.  In addition, we received  $0.2 million of proceeds from the sale of common stock and $62,000 from the term loan with TD Bank, offset by deferred financing costs of $1.7 million.

 Accounts Receivable Purchase Agreement

In July 2009, we entered into an accounts receivable purchase agreement with Republic Capital Access, LLC (RCA), which was amended in October 2009. Under the purchase agreement, we can sell eligible accounts receivables to RCA. Eligible accounts receivable, subject to the full definition of such term in the purchase agreement, generally are our receivables under prime government contracts.

Under the terms of the purchase agreement, we may offer eligible accounts receivable to RCA and if RCA purchases such receivables, we will receive an initial upfront payment equal to 90% of the receivable. Following RCA’s receipt of payment from our customer for such receivable, they will pay to us the remaining 10% of the receivable less its fees. In addition to a discount factor fee and an initial enrollment fee, we are required to pay RCA a program access fee equal to a stated percentage of the sold receivable, a quarterly program access fee if the average daily amount of the sold receivables is less than $2.25 million and RCA’s initial expenses in negotiating the purchase agreement and other expenses in certain specified situations. The purchase agreement also provides that in the event, but only to the extent, that the conveyance of receivables by us is characterized by a court or other governmental authority as a loan rather than a sale, we shall be deemed to have granted RCA effective as of the date of the first purchase under the Purchase Agreement, a security interest in all of our right, title and interest in, to and under all of the receivables sold by us to RCA, whether now or hereafter owned, existing or arising.

The initial term of the purchase agreement ends on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to the October 2009 amendment, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) has been extended from December 31, 2009 to October 15, 2010, and the discount factor rate has been reduced from 0.524% to 0.4075%. As of September 30, 2009, RCA holds $ 2.2 million of accounts receivable for which RCA has not received payment from our customers.

Bank Facility

In May 2007, we entered into a loan agreement with TD Bank (formerly known as Commerce Bank, N.A.) pursuant to which we had access to a revolving credit facility up to a maximum of $12.0 million depending upon the periodic balance of our qualified accounts receivable. As of September 30, 2009 and 2008,  we had no outstanding balance under the revolving credit facility. As part of the same loan facility, we borrowed $0 and $130,000 as of September 30, 2009 and 2008, respectively, under a term loan due July 1, 2010, which was payable in equal monthly installments. The credit facility was secured by all of our assets, and bore interest at a variable rate equal to LIBOR plus a margin of between 1.75% and 2.45%. As of July 24, 2009, we repaid in full the entire outstanding balance under the loan agreement with TD Bank, following an initial notice of default from the bank with respect to certain financial covenants on April 1, 2009, and a forbearance agreement, as amended.

Series A Convertible Preferred Stock

In March and April 2008, we sold shares of our Series A Convertible Preferred Stock and warrants to purchase our common stock (or the Investor Warrants). We received aggregate gross proceeds of $15.0 million, before fees and expenses of the placement agent in the transaction and other expenses.

In connection with our application to list our common stock on the NYSE Amex, we entered into a Consent and Agreement (or Consent Agreement) on May 23, 2008 with the holders of our Series A Preferred (or Series A Holders) where the Series A Holders agreed to limit the number of shares of common stock issuable upon conversion of, or as dividends on, the Series A Preferred and upon the exercise of the Investor Warrants without approval of our common stockholders (which stockholder approval was received on December 12, 2008). In return, among other things, we agreed for the fiscal year ending December 31, 2008 (A) to achieve (i) revenues equal to or exceeding $50,000,000 and (ii) consolidated EBITDA equal to or exceeding $13,500,000, and (B) to publicly disclose and disseminate, and to certify to the Series A Holders, our operating results for such period, no later than February 15, 2009 (we collectively refer to these as the Financial Covenants). Under the Consent Agreement, the breach of the Financial Covenants were each deemed a ‘‘Triggering Event’’ under the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (or Certificate of Designations), which would purportedly give the Series A Holders the right to require us to redeem all or a portion of their Series A Preferred shares at a price per share calculated under the Certificate of Designations.

We did not satisfy the terms of the Financial Covenants as of December 31, 2008 and in April 2009 we received a Notice of Triggering Event Redemption from the holder of 94% of our Series A Preferred. The notice demanded the full redemption of such holder’s Series A Preferred as a consequence of the breach of the Financial Covenants, and demanded payment of accrued dividends on the Series A Preferred and legal fees and expenses incurred in connection with negotiations concerning the breach of the Financial Covenants.

On May 22, 2009, we entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders (Settlement Agreement) pursuant to which, among other things, (i) the Series A Holders waived any breach by us of the Financial Covenants or our obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009, and waived any ‘‘Equity Conditions Failure’’ and any ‘‘Triggering Event’’ under the certificate of designations of the Series A Preferred otherwise arising from such breaches, (ii) the Investor Warrants were amended to reduce their exercise price from $2.40 per share to $0.01 per share, (iii) we issued the Series A Holders an aggregate of 2,000,000 shares of our common stock (Dividend Shares), in full satisfaction of our obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) we agreed to redeem $7.5 million in stated value of the Series A Preferred Stock by December 31, 2009. We agreed that, if we fail to so redeem $7.5 million in stated value of the Series A Preferred Stock by that date (a Redemption Failure), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by us will increase by an amount equal to 10% of the stated value, (ii) we will use our best efforts to obtain stockholder approval to reduce the conversion price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred is convertible), and (iii) we will expand the size of our board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use our best efforts to amend our certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board.

The Settlement Agreement provides that if as of December 1, 2009, we do not reasonably believe that we can fund the required redemption on or before December 31, 2009, we need to take actions required to seek to obtain the stockholder approval for an amendment to our certificate of incorporation necessary for reducing the conversion price and granting the Series A Holders the right to elect two directors designated by such preferred stockholder, including, without limitation, (i) calling a meeting of our stockholders to consider such amendment; (ii) submitting to the SEC a preliminary proxy statement for such meeting of stockholders; and (iii) upon receipt of the requisite stockholder approval, filing the amendment to our certificate of incorporation. See ‘‘Risk Factors — We have entered into a Settlement Agreement, Waiver and Amendment with holders of our Series A Convertible Preferred Stock, pursuant to which, among other things, we have agreed to redeem $7,500,000 in stated value of the Series A Convertible Preferred Stock by December 31, 2009, in addition to our prior obligation to redeem any such Preferred Stock outstanding as of December 31, 2010. If we fail to redeem such Series A Convertible Preferred Stock, our cash flow could be adversely affected and our business significantly harmed.”

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4.    Controls and Procedure

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer determined that a material weakness exists with respect to our reporting of complex and non-routine transactions.  As a result of this material weakness, on November 23, 2009 we restated our financial statements for the year ended December 31, 2008 and for the quarters ended March 31, 2009 and June 30, 2009.

To address this material weakness, we intend to engage outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

As a result of the material weakness identified with respect to our reporting of complex transactions, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1.    Legal Proceedings

On July 10, 2007, we filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and an associated individual, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. We filed opposition to the motion. The defendants’ motion and a subsequent application for an immediate interlocutory appeal were denied. A mediation settlement conference was held on October 31, 2008, which was unsuccessful. The defendants filed a second motion for summary judgment that was denied in May 2009. After that denial, discovery continued. A second mediation settlement conference was held in July 2009. As a result of that conference, the parties believe they may have reached a settlement in principle. The parties requested that the Court stay discovery and the trial for a period of sixty (60) days. On August 5, 2009, the Court vacated all dates in this action and removed the case from its active caseload. On October 2, 2009, the parties submitted to the Court a joint status report informing the Court that a settlement was expected to be finalized within twenty (20) days.  The settlement was not finalized within the expected twenty day period, and negotiations are ongoing.

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

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, we filed a response to the charges. We believe the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against us for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack’s breach of contract claims and claims seeking the lifting of the transfer restrictions on his stock, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against our chief executive officer, chief operating officer and chief financial officer. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud. The parties are conducting discovery and have completed scheduled depositions. We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

Item 1A.  Risk Factors

Our business, industry and common stock are subject to numerous risks and uncertainties. Any of the following risks, if realized, could materially and adversely affect our revenues, operating results, profitability, financial condition, prospects for future growth and overall business, as well as the value of our common stock.

Risks Relating to Our Company

We depend on the U.S. Government for a substantial amount of our sales and if we do not continue to experience demand for our products within the U.S. Government, our business may fail. Moreover, our growth in the last few years has been attributable in large part to U.S. wartime spending in support of troop deployments in Iraq and Afghanistan. If such troop levels are reduced, our business may be harmed.

We primarily serve the defense market and our sales are highly concentrated within the U.S. government. Customers for our products include the U.S. DoD, including the U.S. Marine Corps and U.S. Army Tank Automotive and Armaments Command (TACOM), and the U.S. Department of Homeland Security. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending.

U.S. defense spending historically has been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety, such as in Iraq and Afghanistan. As these threats subside, spending on the military tends to decrease. Accordingly, while U.S. DoD funding has grown rapidly over the past few years, there is no assurance that this trend will continue. Rising budget deficits, the cost of the war on terror and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, and the new administration has signaled that this pressure will most likely impact the defense budget. A decrease in U.S. government defense spending, including as a result of planned significant U.S. troop level reductions in Iraq or Afghanistan, or changes in spending allocation could result in our government contracts being reduced, delayed or terminated. Reductions in our government contracts, unless offset by other military and commercial opportunities, could adversely affect our ability to sustain and grow our future sales and earnings.

Our revenues historically have been concentrated in a small number of contracts obtained through the U.S. DoD and the loss of, or reduction in estimated revenue under, any of these contracts, or the inability to contract further with the U.S. DoD could significantly reduce our revenues and harm our business.

Our revenues historically have been generated by a small number of contracts. During 2008, four contracts with U.S. DoD organizations and several purchase orders from JCB represented approximately 78% of our revenue, and during the first nine months of 2009, four contracts with U.S. DoD organizations and orders from JCB represented 75% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of our significant contracts were canceled, or our customers reduce their orders under any of these contracts, or we were unable to contract further with the U.S. DoD, our revenues could significantly decrease and our business could be severely harmed.

We have entered into a Settlement Agreement, Waiver and Amendment with holders of our Series A Convertible Preferred Stock, pursuant to which, among other things, we have agreed to redeem $7,500,000 in stated value of the Series A Convertible Preferred Stock by December 31, 2009, in addition to our prior obligation to redeem any such Preferred Stock outstanding as of December 31, 2010. If we fail to redeem such Series A Convertible Preferred Stock, our cash flow could be adversely affected and our business significantly harmed.

At the time we issued and sold our Series A Convertible Preferred Stock (Series A Preferred) and related warrants, our securities were not yet listed on the NYSE Amex (formerly known as the American Stock Exchange) and thus such issuance and sale was not subject to the rules and regulations of the NYSE Amex including rules requiring stockholder approval of the issuance of securities with certain conversion and other provisions. Although we were not a SEC reporting company and our securities did not yet trade publicly on the NYSE Amex or elsewhere, in furtherance of our application to list our common stock on the NYSE Amex, we agreed not to issue more than a total 7,858,358 shares of common stock upon the conversion of, and as stock dividends on, the Series A Preferred and upon the exercise of the related warrants without stockholder approval. In connection with the foregoing agreement with the NYSE Amex, we entered into a consent agreement with holders of the Series A Preferred (or Series A Holders) in which the Series A Holders, among other things, consented to the requirement for such stockholder approval. Subsequently, we did not meet the financial performance targets set forth in the consent agreement. Our breach purportedly gave the Series A Holders the right to require us to redeem all or a portion of their shares of such stock. On April 14, 2009, we received a notice from the holder of approximately 94% of the Series A Preferred that it was exercising such redemption right. The Series A Holders also demanded that we pay them 12% dividends they assert accrued from January 1, 2009 to April 13, 2009, on our Series A Convertible Preferred Stock, in cash, as well as certain of their legal fees in connection with related matters. On May 22, 2009, we entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders pursuant to which, among other things, we have agreed to redeem $7,500,000 in stated value of Series A Preferred by December 31, 2009. If we fail to so redeem $7,500,000 in stated value of the Series A Preferred by that date (a Redemption Failure), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by us will increase by an amount equal to 10% of the stated value, (ii) we will use our best efforts to obtain stockholder approval to reduce the conversion price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred is convertible), and (iii) we will expand the size of our board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use our best efforts to amend our third amended and restated certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board. In addition, pursuant to the original terms of the Series A Preferred, we are required to redeem in full any remaining outstanding shares of Series A Preferred on December 31, 2010.  If we do not successfully raise capital or obtain access to a credit facility sufficient to fund the Series A Preferred Stock redemption, our business could be significantly harmed.

Pursuant to the terms of the Settlement Agreement, we also entered into a Registration Rights Agreement with the Series A Holders, in which we agreed to file with the SEC, by June 1, 2009, a registration statement covering the resale of the shares of common stock issued as dividends on the Series A Preferred, and to use our best efforts to have such registration statement declared effective as soon as practicable thereafter. We further agreed with the Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the warrants acquired by the Series A Holders in connection with their investment in the Series A Preferred in May and June 2009. A registration statement was filed, and subsequently declared effective on August 10, 2009.

Also pursuant to the terms of the Settlement Agreement, each of our directors and executive officers entered into a Lock-Up Agreement, pursuant to which each such person agreed that, for so long as any shares of Series A Preferred remain outstanding, he will not sell any shares of our common stock owned by him as of May 22, 2009.

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

We are required to comply with complex laws and regulations relating to the procurement, administration and performance of U.S. government contracts, and the cost of compliance with these laws and regulations, and penalties and sanctions for any non-compliance could adversely affect our business.

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

If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition, and/or operating results could be materially harmed. In addition, we are subject to the industrial security regulations, protocols, and procedures of the U.S. Government as set forth in the National Industrial Security Program Operating Manual (NISPOM), which are designed to protect and safeguard classified information from unauthorized release to individuals and organizations not possessing a security clearance or the requisite level of clearance necessary to access that information. Accordingly, any failure to adhere to the requirements of the NISPOM could expose us to severe legal and administrative consequences, including, but not limited to, our suspension or debarment from government contracts, the revocation of our clearance, and the termination of our government contracts, the occurrence of any of which could substantially harm our existing business and preclude us from competing for or receiving future government contracts.

Government contracts are usually awarded through a competitive bidding process that entails risks not present in the acquisition of commercial contracts.

A significant portion of our contracts and task orders with the U.S. government is awarded through a competitive bidding process. We expect that much of the business we seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government customers to increasingly purchase goods and services through indefinite delivery/indefinite quantity (IDIQ) contracts, General Services Administration (GSA) schedule contracts and other government-wide acquisition contracts (GWACs). These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring us to make sustained post- award efforts to realize revenue under each such contract. Competitive bidding presents a number of risks, including without limitation:

•	the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	the substantial cost and managerial time and effort that we may spend to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to estimate accurately the resources and cost structure that will be required to service any contract we are awarded; and

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

Our contracts with the U.S. government and its agencies are subject to audits and cost adjustments. Unfavorable government audits could force us to adjust previously reported operating results, could affect future operating results and could subject us to a variety of penalties and sanctions.

U.S. government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit and investigate government contracts and government contractors’ incurred costs, administrative processes and systems. Certain of these agencies, including the DCAA, review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review the adequacy of our internal control systems and policies, including our purchase, property, estimation, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems are found not to comply with government requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to be adversely affected and differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these events could cause our actual results to be adversely affected.

A portion of our business depends upon obtaining and maintaining required security clearances, and our failure to do so could result in termination of certain of our contracts or cause us to be unable to bid or re-bid on certain contracts.

Obtaining and maintaining personal security clearances (PCLs) for employees involves a lengthy process, and it can be difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances, or if such employees who hold security clearances terminate their employment with us, the customer whose work requires cleared employees could terminate their contract with us or decide not to exercise available options, or to not renew it. To the extent we are not able to engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts, which could adversely affect our business.

A facility security clearance (FCL) is an administrative determination by the Defense Security Service (DSS), a U.S. DoD component, that a particular contractor facility has the requisite level of security, procedures, and safeguards to handle classified information requirements for access to classified information. Our ability to obtain and maintain FCLs has a direct impact on our ability to compete for and perform U.S. government contracts, the performance of which requires access to classified information. Our inability to so obtain or maintain any facility security clearance level could result in the termination, non-renewal or our inability to obtain certain U.S. government contracts, which would reduce our revenues and harm our business.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At September 30, 2009, our backlog was approximately $46.0 million, of which $13.0 million is estimated to be realized in 2009. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

U.S. government contracts contain provisions and are subject to laws and regulations that give the U.S. government rights and remedies not typically found in commercial contracts, including without limitation, allowing the U.S. government to:

•	terminate existing contracts for convenience, as well as for default;

•	establish limitations on future services that can be offered to prospective customers based on conflict of interest regulations;

•	reduce or modify contracts or subcontracts;

•	decline to make orders under existing contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a multi-year contract; and

•	claim intellectual property rights in products provided by us.

The ownership, control or influence of our company by foreigners could result in the termination, non-renewal of or our inability to obtain certain U.S. government contracts, which would reduce our revenues and harm our business.

We are subject to industrial security regulations of the U.S. DoD and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive information. If we were to come under foreign ownership, control or influence, our clearances could be revoked and our U.S. government customers could terminate, or decide not to renew, our contracts, and such a situation could also impair our ability to obtain new contracts and subcontracts. Any such actions would reduce our revenues and harm our business.

We depend on our suppliers and three, in particular, currently provide us with approximately 55% to 65% of our supply needs. If we cannot obtain certain components for our products or we lose any of our key suppliers, we would have to develop alternative designs that could increase our costs or delay our operations.

We depend upon a number of suppliers for components of our products. Of these suppliers, Action Group supplies approximately 35% and Standard Bent Glass and W.W. Williams each supplies between 10% and 15% of our overall supply needs. Moreover, Action Group supplies all of our steel pieces and hardware, Standard Bent Glass supplies all of our glass requirements and W.W. Williams supplies all of our vehicle air conditioning and heating equipment for our CPKs. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we would need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

We believe that, in order to remain competitive in the future, we will need to continue to invest financial resources to develop new and adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our offerings will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products.

We may be subject to personal liability claims for our products and if our insurance is not sufficient to cover such claims, our expenses may increase substantially.

Our products are used in applications where the failure to use our products properly or their malfunction could result in bodily injury or death, and we may be subject to personal liability claims. Although we currently maintain general liability insurance which includes $1 million of product liability coverage, our insurance may not be adequate to cover such claims. As a result, a significant lawsuit could adversely affect our business. We may be exposed to liability for personal injury or property damage claims relating to the use of our products. Any future claim against us for personal injury or property damage could materially adversely affect our business, financial condition, and results of operations and result in negative publicity. We currently maintain insurance for this type of liability as well as seek Support Antiterrorism by Fostering Effective Technologies Act of 2002 (also known as the SAFETY Act) certification for our products where we deem appropriate. However, although we maintain insurance coverage, we may experience legal claims outside of our insurance coverage, or in excess of our insurance coverage, or that insurance will not cover. Even if we are not found liable, the costs of defending a lawsuit can be high.

We are subject to substantial competition.

We are subject to significant competition that could harm our ability to win business and increase the price pressure on our products. We face strong competition from a wide variety of firms, including large, multinational, defense and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than we do, which may make it difficult to win new contracts and we may not be able to compete successfully. Certain competitors operate larger facilities and have longer operating histories and presence in key markets, greater name recognition and larger customer bases. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive.

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

We rely on a combination of trade secrets, trademarks, and other intellectual property laws, nondisclosure agreements and other protective measures to preserve our proprietary rights to our products and production processes.

We currently have five utility and one provisional U.S. pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. We have not emphasized, and do not presently intend to emphasize, patents as a source of significant competitive advantage, however, if we are issued patents we intend to seek to enforce them as commercially appropriate.

These measures afford only limited protection and may not preclude competitors from developing products or processes similar or superior to ours. Moreover, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we may face other obstacles to enforcing our intellectual property rights outside the United States including the ability to enforce judgments, the possibility of conflicting judgments among courts and tribunals in different jurisdictions and locating, hiring and supervising local counsel in such other countries.

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

Furthermore, third parties may assert that our products or processes infringe their patent or other intellectual property rights. Our patents, if granted, may be challenged, invalidated or circumvented. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Infringement claims could result in substantial costs and diversion of our resources even if we ultimately prevail. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we may not be able to obtain any such licenses on acceptable terms, if at all.

We depend on management and other key personnel and we may not be able to execute our business plan without their services.

Our success and our business strategy depend in large part on our ability to attract and retain key management and operating personnel. Such individuals are in high demand and are often subject to competing employment offers. We depend to a large extent on the abilities and continued participation of our executive officers and other key employees. We presently maintain “key man” insurance on Anthony Piscitelli, our President and Chief Executive Officer. We believe that, as our activities increase and change in character, additional experienced personnel will be required to implement our business plan. Competition for such personnel is intense and we may not be able to hire them when required, or have the ability to retain them.

We may partner with foreign entities, and domestic entities with foreign contacts, which may affect our business plans by increasing our costs.

We recognize that there may be opportunities for increased product sales in both the domestic and global defense markets. We have recently initiated plans to strategically team with foreign entities as well as domestic entities with foreign business contacts in order to better compete for both domestic and foreign military contracts. In order to implement these plans, we may incur substantial costs which may include additional research and development, prototyping, hiring personnel with specialized skills, implementing and maintaining technology control plans, technical data export licenses, production, product integration, marketing, warehousing, finance charges, licensing, tariffs, transportation and other costs. In the event that working with foreign entities and/or domestic entities with foreign business contacts proves to be unsuccessful, this strategy may ineffectively use our resources which may affect our profitability and the costs associated with such work may preclude us from pursuing alternative opportunities.

We are presently classified as a small business and the loss of our small business status may adversely affect our ability to compete for government contracts.

We are presently classified as a small business as determined by the Small Business Administration based upon the North American Industry Classification Systems (NAICS) industry and product specific codes which are regulated in the United States by the Small Business Administration. While we do not presently derive a substantial portion of our business from contracts which are set-aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts which are open to non-small business entities. It is also possible that we may become more reliant upon small business set-aside contracts. Our continuing growth may cause us to lose our designation as a small business, and additionally, as the NAICS codes are periodically revised, it is possible that we may lose our status as a small business and may sustain an adverse impact on our current competitive advantage. The loss of small business status could adversely impact our ability to compete for government contracts, maintain eligibility for special small business programs and limit our ability to partner with other business entities which are seeking to team with small business entities as may be required under a specific contract.

We intend to pursue international sales opportunities which may require export licenses and controls and result in the commitment of significant resources and capital.

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

Increases in our international sales may expose us to unique and potentially greater risks than are presented in our domestic business, which could negatively impact our results of operations and financial condition.

If our international sales grow, we may be exposed to certain unique and potentially greater risks than are presented in our domestic business. International business is sensitive to changes in the budgets and priorities of international customers, which may be driven by potentially volatile worldwide economic conditions, regional and local economic and political factors, as well as U.S. foreign policy. International sales will also expose us to local government laws, regulations and procurement regimes which may differ from U.S. Government regulation, including import-export control, exchange control, investment and repatriation of earnings, as well as to varying currency and other economic risks. International contracts may also require the use of foreign representatives and consultants or may require us to commit to financial support obligations, known as offsets, and provide for penalties if we fail to meet such requirements. As a result of these and other factors, we could experience award and funding delays on international projects or could incur losses on such projects, which could negatively impact our results of operations and financial condition.

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

We are defendants in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations and liquidity. Please see “Business- Legal Proceedings” below.

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

Effective internal controls are necessary for us to provide accurate financial reports. We are in the process of documenting and testing our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment. During the course of this documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the deadline for those reports.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer determined that a material weakness exists with respect to our reporting of complex and non-routine transactions.  As a result of this material weakness, on November 23, 2009 we restated our financial statements for the year ended December 31, 2008 and for the quarters ended March 31, 2009 and June 30, 2009. To address this material weakness, we intend to engage outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

As a result of the material weakness identified with respect to our reporting of complex transactions, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	cyclical nature of defense spending;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the defense industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	other matters discussed in the risk factors.

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

In addition, under the Certificate of Designations for the Series A Preferred, an affirmative vote at a meeting duly called or the written consent without a meeting of Series A Holders representing at least a majority of the outstanding shares of Series A Preferred is required for us to pay dividends or any other distribution on our common stock.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	provide that directors may be removed only “for cause” and only with the approval of 662⁄3 percent of our stockholders;

•	provide that only our board of directors can fill vacancies on the board of directors;

•	require super-majority voting to amend our bylaws or specified provisions in our certificate of incorporation;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to adopt, amend, or repeal our bylaws, subject to the rights of our stockholders to do the same by super-majority vote of stockholders; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Shares of stock issuable pursuant to our stock options, warrants and Series A Convertible Preferred Stock may adversely affect the market price of our common stock.

As of September 30, 2009, we had outstanding stock options to purchase an aggregate of 2,095,000 shares of common stock under our 2007 Incentive Compensation Plan and warrants to purchase an aggregate of 1,448,680 shares of common stock. In addition, we have 2,530,000 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan and 7,500,000 shares reserved for issuance upon the conversion of our Series A Convertible Preferred Stock.  Our outstanding warrants and Series A Convertible Preferred Stock also contain provisions that increase, subject to limited exceptions, the number of shares of common stock that may be acquired upon the conversion or exercise of such securities in the event we issue (or are deemed to have issued) shares of our common stock at a per share price that is less than their then existing exercise price, in the case of the warrants, and conversion price, in the case of the Series A Convertible Preferred Stock.  The exercise of the stock options and warrants would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for our common stock than we will receive under such options and warrants. The exercise, or potential exercise, of these options and warrants or conversion of our Series A Convertible Preferred Stock could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

Future Sales, or the availability for sale, of our common stock may cause our stock price to decline.

We have registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our stock option plan, which shares can generally be freely sold in the public market upon issuance. Pursuant to a settlement with the holders of our Series A Convertible Preferred Stock in May 2009, we also have registered the resale of up to 5,695,505 shares of our common stock held by such preferred stockholders.  Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Exhibit
3.1 (1)	Third Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated Bylaws
10.1 (3)	Accounts Receivable Purchase Agreement between the Company and Republic Capital Access, LLC, dated July 23, 2009
10.2 (4)	First Amendment to Accounts Receivable Purchase Agreement, dated October 20, 2009, between the Company and Republic Capital Access, LLC
31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)  Previously filed as an Exhibit to Amendment No. 3 to the Form 10, filed on April 22, 2008.

(2)  Previously filed as an Exhibit to Amendment No.1 to the Form 10, filed on March 21, 2008.

(3)  Previously filed as an Exhibit to the Current Report on Form 8-K, filed on July 28, 2009.

(4)  Previously filed as an Exhibit to the Current Report on Form 8-K, filed on October 26, 2009.

*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.

Date: November 23, 2009	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.*
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*