Form 10-K/A
period 2008-12-31
AMERICAN DEFENSE SYSTEMS INC
filed 2010-04-15
CIK 1260996

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to our Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the Securities and Exchange Commission on April 15, 2009 (the "Original Filing"), is being filed to restate our consolidated financial statements at, and for the year ended, December 31, 2008 and the notes related thereto and the related sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations. Management, with the concurrence of the Audit Committee of our Board of Directors, has concluded that the financial statements included in the Original Filing should be restated and no longer be relied upon due to (i) incorrect balance sheet classification of our Series A Convertible Preferred Stock and related investor warrants, (ii) incorrect balance sheet classification of our Assets from Discontinued Operations and Liabilities from Discontinued Operations, (iii) incorrect recording of the dividends on our Series A Convertible Preferred Stock as dividends rather than as interest expense on our statement of operations, (iv) the capitalization of certain legal expenditures on our balance sheet that should have been expensed on our statement of operations, (v) certain costs relating to the registration and exchange listing of our common stock originally included in additional paid in capital on our balance sheet that should have expensed on our statement of operations, and (vi) incorrect balance sheet classification of an asset from a prior asset acquisition. See Note 2 in the Notes to Consolidated Financial Statements included in this Amendment No. 1 for a discussion of the corrections and a reconciliation of amounts previously reported to those shown herein.

        In addition to the foregoing, with respect to Part III, Item 11, the registrant inadvertently omitted a statement that it was incorporating by reference certain information relating to its directors from its definitive proxy statement which involved the election of directors filed with the SEC on April 17, 2009. Rather than inserting the incorporation by reference statement in this Amendment No. 1, the registrant is inserting the subject disclosure herein. The registrant also has made minor edits to Part III, Item 11 that are intended to correct typographical or other errors, but that are not deemed to be material. The registrant has also added a number of contracts and agreements that may be deemed to be material contracts as of December 31, 2008, as new exhibits to this Amendment No. 1.

        Although this Amendment No. 1 sets forth the Original Filing in its entirety, this Amendment No. 1 only amends and restates (i) Items 7 and 8 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, (ii) Item 9A of Part II to update our assessment of our internal controls and procedures at December 31, 2008 to reflect the effects of the restatement, (iii) Item 11 of Part III to include the director information and other revisions noted above, and (iv) Item 15 of Part IV to include our restated financial statements, certain additional contracts (as noted above) and to reflect the filing of currently dated certifications of our chief executive officer and chief financial officer. No other information in the Original Filing is amended hereby.

        Except for the foregoing amended and restated information, this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

        The forbearance period expired effective February 27, 2009 and we have continued working with the Series A Preferred Stockholders to resolve the foregoing. However, on April 14, 2009, we received a notice of Triggering Event redemption purportedly pursuant to a redemption option provided under the Certificate of Designations (or Notice of Triggering Event Redemption) from a Series A Preferred Stockholder that holds approximately 94% of such preferred stock. The Series A Preferred Stockholder has demanded that we immediately redeem 14,025 shares of our Series A Preferred, which constitutes all of the shares of Series A Preferred held by such Series A Preferred Stockholder, at an aggregate price of $15,427,500.00. The Series A Preferred Stockholder has also demanded that we pay $470,317.81 as dividends they assert have accrued from January 1, 2009 through April 13, 2009, on their Series A Preferred at the cash dividend rate of 12%, as well as $70,000 in legal fees and expenses the stockholder states that it has incurred in connection with the negotiations relating to the breach of the Financial Covenants pursuant to the forbearance letter dated February 13, 2009. Due to restrictions on the payment of dividends under our revolving line of credit with TD Bank, we have not paid dividends on the Series A Preferred for 2009.

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

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

        The Series A Convertible Preferred Stock (or Series A Preferred) is redeemable on December 31, 2010 and convertible into shares of common stock at $2.00 subject to adjustment should we issue future common stock at a lesser price. As a result, we have elected to record a hybrid instrument, preferred stock and conversion option together, at fair value. Subsequent reporting period changes in fair value are to be reported in the statement of operations.

        The proceeds from the issuance of the Series A Convertible Preferred Stock and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to placement agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance and must be measured initially at fair value." Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9,832,497. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3,626,977. These liabilities were subsequently adjusted to fair value as of December 31, 2008, which resulted in a net gain of $2,900,799. As of December 31, 2008, the Series A Preferred liability was $10,981,577.

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

        General and Administrative Expenses.    General and administrative expenses from continuing operations for 2008 were $7.22 million, an increase of $3.35 million, or 80%, over general and administrative expenses of $3.87 million for 2007. This increase was primarily due to expansion expenses incurred, primarily during the first three months of 2008. During this period, we expanded the facilities at our Hicksville, New York headquarters to include the entire building, adding additional fabrication and administrative space. We previously occupied approximately 70% of the building in which our headquarters is located and now occupy the entire building. Due to our expansion, we also incurred increases in general and liability insurance, rent and general supplies, of approximately $800,000. We also incurred additional general and administrative expenses associated with the facilities for our physical security product business of approximately $175,000. We also incurred significant legal, merger and acquisition, and accounting costs associated with the registration of our common stock with the SEC under the Securities Exchange Act of 1934, the NYSE Amex and our asset acquisition during the first quarter of 2008, which were approximately $2.5 million. General and administrative expenses for discontinued operations were approximately $262,000 for 2008, an increase of approximately $169,000 or 180% over general and administrative expenses for 2007 of $93,000. This increase was due to the twelve months of operations being included in 2008 but only two months included in 2007.

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

        Interest expense—Interest expense was approximately $2.3 million for 2008 compared to $40,000 in 2007, an increase of $2.26 million or 5650%. The interest expense for 2008 includes approximately $866,000 related to the placement agent and investor warrants, $1.1 million of dividends paid to the holders of our Series A Convertible Preferred Stock and approximately $350,000 of interest expense associated with financing activities. There were no such expenses incurred during 2007.

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

Liquidity and Capital Resources

        As December 31, 2008, our principal sources of liquidity were cash and cash equivalents totaling approximately $375,000, net accounts receivable of approximately $4.98 million and costs in excess of billings of approximately $7.14 million. The primary sources of our liquidity during 2008 have come from operations and proceeds received from the sale of our shares of Series A Convertible Preferred Stock warrants to purchase our common stock.

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

        We believe that our current cash, cash equivalents and short-term investments together with our expected cash flows from operations and available credit line will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months, subject to the matters concerning TD Bank and the Series A Preferred redemptions, discussed below.

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

        Cash Flows from Operating Activities.    Net cash used in operating activities was approximately $(10.5) million for the fiscal year ended December 31, 2008 compared to net cash used in operating activities of approximately $(1.8) million as of December 31, 2007. Net cash used in operating activities in 2008 consisted primarily of changes in our operating assets and liabilities of approximately $(2.5) million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities. The changes in accounts receivable and costs in excess of billing of $1.73 million and $(2.13) million, respectively, reflects the increased payments received from our customers and increases in projects in process as of December 31, 2008. Our prepaid expenses increased approximately $160,000 due to amounts paid in advance for operating and marketing expenses. In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out. Net cash used in operating activities for the fiscal year ended December 31, 2007 consisted primarily of changes in operating assets and liabilities of approximately $(6.8) million, including changes in accounts receivable, cost in excess of billing, accounts payable and accrued liabilities. These changes in accounts receivable and cost in excess of billing resulted from the increase in projects completed and invoices issued to customers.

        As of December 31, 2008, we have net operating loss carryforwards of approximately $4.6 million available to reduce future taxable income. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

        Net Cash Used In Investing Activities.    Net cash used in investing activities for the fiscal year ended December 31, 2008 and 2007 was approximately $(4.5) million and $(1.4) million, respectively. Net cash used in investing activities during these periods consisted primarily of cash paid for the acquisition of equipment, leasehold improvements related to the expansion of the office and cash paid out for the acquisition of assets in excess of cash received.

        Net Cash Provided by Financing Activities.    Net cash provided by financing for fiscal year ended December 31, 2008 and 2007 was approximately $13.7 million and $50,000, respectively. Net cash provided by financing activities during 2008 consisted primarily of proceeds of $15.0 million received from the sale of Series A Preferred Stock offset by approximately $1.4 million paid in deferred financing costs, net proceeds of $99,000 received from the sale of the Company's common stock and proceeds received from the exercise of warrants for common stock and approximately $190,000 received from the term loan and line of credit, offset by repayments of short term financing of approximately $170,000. Net cash used in financing activities during 2007 consisted proceeds from short term financing of $140,000, which were offset by repayments of short term financing of approximately $90,000.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer determined that a material weakness exists with respect to our reporting of complex and non-routine transactions. As a result of this material weakness, on November 20, 2009 we determined that restatements were required for our financial statements in our Annual Report for the year ended December 31, 2008 and our Quarterly Reports for the quarters ended March 31, 2009 and June 30, 2009.

        To address this material weakness, we have engaged outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally (e.g., with the appropriate classifications and treatments of complex and non-routine transactions).

        As a result of the material weakness identified with respect to our reporting of complex transactions, our Chief Executive Officer and Chief Financial Officer the have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)(5)	All Other Annual Compensation ($)	Total ($)
Anthony J. Piscitelli(1)	2007	$368,606		$50,000		—	$184,298	$22,000	$624,904
Chairman of the Board, President and Chief Executive Officer	2008	$388,838		$75,000		—	$4,574	$57,058	$525,470

Fergal Foley(2)	2007	$73,077	(3)	$5,000	(3)	$100,000	$15,972	—	$194,049
Chief Operating Officer and Director	2008	$260,488		$62,500		—	$4,574	$506	$328,068

Gary Sidorsky(4)	2007	$167,919		$10,000		$100,000	$15,972	—	$293,891
Chief Financial Officer and Director	2008	$187,442		$58,500		—	$4,574	$9,759	$260,275

(1)
Mr. Piscitelli's other annual compensation is comprised of (i) $21,000 of insurance premiums with respect to life insurance, and (ii) $36,058 for unused vacation.

(2)
Mr. Foley's other annual compensation is comprised of insurance premiums with respect to life insurance.

(3)
The amounts reflect Mr. Foley' compensation from June 2007 to December 2007. He joined our company in June 2007.

(4)
Mr. Sidorsky's other annual compensation is comprised of (i) $932 of insurance premiums with respect to life insurance, and $8,827 for unused vacation in 2007.

(5)
Amounts reported represent the compensation cost to be recognized for financial statement reporting purposes in accordance with SFAS 123R, utilizing the following assumptions: (a) Risk free rate of 4.23% (b) Volatility of 45% (c) Forfeiture rate of 10% and (d) Dividends of 0. Additional information can be found on Page F-18, Note 5 of the Consolidated Financial Statements.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2008:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exciserable(1)	Number of Securities Underlying Unexercised Options Unexciserable(1)	Option Exercise Price per share	Option Expiration Date
Anthony J. Piscitelli	150,000	600,000	$2.00	12/14/2014
	—	25,000	$2.00	10/8/2015
Gary Sidorsky	13,000	52,000	$2.00	12/14/2014
	—	25,000	$2.00	10/8/2015
Fergal Foley	13,000	52,000	$2.00	12/14/2014
	—	25,000	$2.00	10/8/2015

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

 EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

        Anthony Piscitelli.    We entered into an employment agreement with Anthony Piscitelli effective January 1, 2007. Pursuant to his employment agreement, Mr. Piscitelli serves as our chief executive officer. The employment agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. Mr. Piscitelli's annual base salary under the employment agreement for 2009 is approximately $415,000, which amount shall be, in good faith, reviewed and increased by our board of directors at least annually or more frequently upon his request. The employment agreement also provides that Mr. Piscitelli shall be paid an annual bonus each fiscal year, which shall not be less than an amount equal to 2.5% of our increase in net income before extraordinary and non-recurring items and income taxes over the prior fiscal year. He is also eligible for additional performance based bonuses.

        Gary Sidorsky.    We entered into the employment agreement with Gary Sidorsky effective January 1, 2007, as amended on January 9, 2009. Pursuant to his employment agreement, Mr. Sidorsky serves as our chief financial officer. The employment agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. Mr. Sidorsky's annual base salary under the employment agreement for 2009 is approximately $211,000, which amount shall be reviewed on an annual basis by our chief executive officer and increased from time to time in an amount determined by our chief executive officer. The employment agreement also provides that Mr. Sidorsky shall be entitled to earn an annual bonus each fiscal year of 2.5% of the increase in our EBITDA over the preceding fiscal year.

        Fergal Foley.    We entered into an employment agreement with Fergal Foley effective January 9, 2009. Pursuant to his employment agreement, Mr. Foley continues to serve as our chief operating officer. The employment agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. Mr. Foley's annual base salary under the employment agreement for 2009 is approximately $294,000, which amount shall be reviewed on an annual basis by our board of directors and increased from time to time in an amount determined by our board of directors. The employment agreement also provides that Mr. Foley shall be entitled to earn an annual bonus each fiscal year of 2.5% of the increase in our EBITDA over the preceding fiscal year.

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

Director Compensation and Other Information

        Directors are paid an annual retainer of $40,000, which is paid as $10,000 for each full and partial quarter that a person serves as a member of our board of directors, plus a fee per meeting attended of $1,500 for each board meeting attended in person, and granted 25,000 shares of our common stock annually. Each non-employee director serving on our audit committee or compensation committee is paid an additional $10,000 per year. In addition, the chairman of each of the audit committee and the compensation committee receives an annual award of $5,000.

        We reimburse our directors for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors. Employees who also serve as directors receive no additional compensation for their services as a director.

        The following table details the compensation earned by our non-employee directors in 2008:

Director Compensation—2008

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation		Total ($)
Richard P. Torykian, Sr.	$34,500		—	—	$185,965	(2)	$220,465
General Alfred M. Gray	$54,500		—	—	—		$54,500
Christopher D. Brady(3)	$44,500		—	—	—		$44,500
Stephen R. Seiter	$44,500		—	—	—		$44,500
Victor Trizzino	$44,500		—	—	—		$44,500
Pasquale J. D'Amuro	$44,500		—	—	—		$44,500
Thomas Berthel(4)	$20,000	(5)	—	—			$20,000

(1)
Includes $100,000 in cash, 25,000 shares of common stock issued at $2.00 per share for a total of $50,000, 25,000 shares of common stock issued at $1.02 per share for a total of $25,500 and an option to purchase 175,000 shares of our common stock which Mr. Torykian received under a separate consulting agreement. The dollar value of option represents the compensation cost to be recognized for financial statement reporting purposes in accordance with SFAS 123R, utilizing the following assumptions: (a) Risk free rate of 4.23% (b) Volatility of 45% (c) Forfeiture rate of 10.0% and (d) Dividends of $0. Additional information can be found on Page F-19, Note 5 of the Consolidated Financial Statements.

        Please refer to "Certain Relationship and Related Party Transactions" for additional information.

(2)
Mr. Brady resigned from our board of directors on September 18, 2009.

(3)
Mr. Berthel resigned from our board of directors on April 30, 2008. As of December 31, 2008, Mr. Berthel has an option to purchase 250,000 shares of our common stock, which he received as compensation for director services in 2007.

(4)
Pursuant to the Director Agreement dated July 23, 2007 between Mr. Berthel and the Company, Mr. Berthel was to be paid a quarterly director fee in the amount of $15,000 in advance at the beginning of each calendar quarter.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14.    Principal Accounting Fees and Services

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

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Numbers	Exhibits
3.1	Form of Amended and Restated Certificate of Incorporation(4)
3.2	Form of Amended and Restated Bylaws(2)
3.3	Certificate of Designation of Series A Convertible Preferred Stock(2)
4.1	Form of common stock certificate(1)
4.2	Form of 2005 and 2006 financial advisor warrant(1)
4.3	Form of 2008 investor warrant(2)
4.4	Form of 2008 placement agent warrant(2)
4.5	Form of Series A Convertible Preferred Stock Certificate(2)
10.1	Agreement of Lease, dated 9/23/2004, between the Registrant and Industrial Management LLC(1)
10.2	Amendment to Lease, dated 5/31/2006, between the Registrant and Industrial Management LLC(1)
10.3	Second Amendment to Lease dated 2/1/2007, between the Registrant and Industrial Management LLC(1)
10.4	Contract between the Registrant and Marine Corps Systems Command dated 2/15/07, as amended by the Modification of Contract, dated 9/17/2007(1)
10.5	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/7/2005, as amended(1)
10.6	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/21/2005, as amended(1)
10.7	Contract between the Registrant and NAVFAC Southwest Specialty Center Contracts Core, dated 6/7/2007, as amended(1)
10.8	Subcontract between CH2M Hill Constructors, Inc. and American Physical Security Group, LLC(9)
10.9	Employment Agreement with Anthony J. Piscitelli dated 1/1/2007(1)
10.10	Amendment to Employment Agreement with Gary Sidorsky dated 1/9/2009(8)
10.11	Employment Agreement with Gary Sidorsky dated 1/1/2007(1)
10.12	Employment Agreement with John Rutledge dated 1/1/2007(1)
10.13	Employment Agreement with Curtis Taufman dated 1/1/2007(1)
10.14	Employment Agreement with Fergal Foley dated 1/9/2009(8)

Exhibit Numbers	Exhibits
10.15	Agreement between the Registrant and Stifel, Nicolaus & Company, Inc., dated 8/29/2006(1).
10.16	Agreement between the Registrant and Action Group(2).
10.17	2007 Incentive Compensation Plan(1).
10.18	Loan Agreement, dated May 2, 2007, with Commerce Bank, N.A.(2).
10.19	Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008(5).
10.20	Form of Voting Agreement for Anthony Piscitelli, Gary Sidorsky and Curtis Taufman(5).
10.21	Letter Agreement between the Registrant and West Coast Opportunity Fund, LLC, dated May 29, 2008(6).
10.22	Letter Agreement between the Registrant and Centaur Value Fund, LP and United Centaur Master Fund dated May 29, 2008(6)
10.23	Securities Purchase Agreement, dated March 7, 2008(2).
10.24	Form of Lock-Up Agreement for Anthony Piscitelli, Gary Sidorsky, Fergal Foley, Victor La Sala, John Rutledge and Curtis Taufman(2).
10.25	Consulting Services Agreement between the Registrant and Berthel Fisher & Company Financial Services, Inc. dated February 29, 2008(3).
10.26	Amendment No. 1 to Independent Consulting Agreement between Richard Torykian and the Registrant dated July 23, 2008(7).
10.27	Independent Consulting Agreement between the Registrant and Richard Torykian dated August 1, 2007(3).
10.28	Asset Purchase Agreement among the Registrant, Tactical Applications Group and Lisa Sue Quinlan dated November 15, 2007(3).
10.29	Side letter between the Registrant and West Coast Opportunity Fund, LLC dated March 28, 2008(3).
10.30	Form of Incentive Stock Option Agreement under the 2007 Incentive Compensation Plan.*
10.31	Form of Non-Qualified Stock Option Agreement under the 2007 Incentive Compensation Plan.*
10.32	Employment Agreement with Victor LaSala dated January 1, 2007.*
10.33	Employment Agreement with Chuck Pegg dated January 1, 2007.*
10.34	Employment Agreement with Robert Aldrich dated August 1, 2008.*
10.35	Contract No. W56HZV-08-C-0311 between the Company and the U.S. Army TACOM, effective as of March 10, 2008.*
21.1	Subsidiaries of Registrant(10).
23.1	Consent of Jewett, Schwartz, Wolfe & Associates.*
24.1	Power of Attorney(10).

Exhibit Numbers	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(10)
Previously filed as an Exhibit to the Form 10-K filed on April 15, 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.
Dated: April 15, 2010	By:	/s/ ANTHONY J. PISCITELLI Anthony J. Piscitelli Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ANTHONY J. PISCITELLI Anthony J. Piscitelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 15, 2010
/s/ GARY SIDORSKY Gary Sidorsky	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 15, 2010
/s/ FERGAL FOLEY Fergal Foley	Chief Operating Officer and Director	April 15, 2010
* Alfred M. Gray	Director	April 15, 2010
* Pasquale J. D'Amuro	Director	April 15, 2010
* Richard P. Torykian	Director	April 15, 2010
* Stephen R. Seiter	Director	April 15, 2010
* Victor Trizzino	Director	April 15, 2010

*By:	/s/ GARY SIDORSKY Gary Sidorsky, Attorney-in-fact

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Defense Systems, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of American Defense Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders' equity`, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As more fully described in Note 2 to the consolidated financial statements, the Company determined that certain account balances and the presentation of financial information were not accurately presented in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. These include modifying its presentation of the Series A Convertible Preferred Stock and Investor Warrants from long term liabilities to current liabilities, reclassifying an indefinite lived intangible asset from a current asset to a long term asset, reclassifying its assets and liabilities associated with its discontinued operations from long term to short term, the presentation of and reclassifying certain legal expenses recorded as prepaid to deferred financing costs on its Consolidated Balance Sheet as of December 31, 2008. In addition, the Company reclassified legal costs incurred in connection with its registration statement, initially recorded as a charge against additional paid in capital, and certain legal other costs, initially recorded as prepaid legal expense, to legal expense on its Consolidated Statement of Operations. The Company also reclassified dividends paid in connection with Series A Convertible Preferred Stock from dividends to interest expense on its Consolidated Statement of Operations. Accordingly, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended have been restated to reflect corrections to previously reported amounts.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
March 13, 2009
Except for Notes 8 and 11 as to
which the date is April 14, 2009 and Note 2
as to which the date is April 14, 2010

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$374,457	$1,434,373
Accounts receivable, net	4,981,150	6,711,161
Inventory	621,048	436,379
Prepaid expenses and other current assets	2,088,801	1,856,063
Costs in excess of billings on uncompleted contracts	7,143,089	5,011,974
Deferred tax asset, net	—	4,136,982
Deposits	437,496	608,020
Assets of discontinued operations	736,613	416,414

TOTAL CURRENT ASSETS	16,382,654	20,611,366
PROPERTY and EQUIPMENT, net	3,743,936	1,125,028
DEFERRED FINANCING COSTS, net	1,500,533	—
NOTES RECEIVABLE	925,000	—
INTANGIBLE ASSETS	606,000	—
GOODWILL	450,000	1,680,361
DEFERRED TAX ASSET	1,167,832	—
OTHER ASSETS	159,560	138,000

TOTAL ASSETS	$24,935,515	$23,554,755

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,480,652	$4,350,741
Accrued expenses	755,615	804,486
Line of credit and short term debt	76,832	49,950
Due to related party	—	12,741
Due to Tactical Applications Group	—	1,000,000
Deferred tax liability	—	3,965,150
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	10,981,577	—
Warrant liability	90,409	—
Liabilities of discontinued operations	736,613	73,859

TOTAL CURRENT LIABILITIES	15,121,698	10,256,927

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common Stock, $.001 par value: 100,000,000 shares authorized, 39,585,960 and 39,207,950 shares issued and outstanding as of December 31, 2008 and 2007, respectively	39,586	39,208
Additional paid in capital	11,096,031	10,274,602
(Accumulated deficit) retained earnings	(1,321,800)	2,984,018

TOTAL SHAREHOLDERS' EQUITY	9,813,817	13,297,828

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,935,515	$23,554,755

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
	(Restated)
CONTRACT REVENUES EARNED	$35,588,849	$36,316,994
COST OF REVENUES EARNED	24,702,714	22,342,582

GROSS PROFIT	10,886,135	13,974,412

OPERATING EXPENSES
General and administrative expenses	7,223,196	3,874,749
General and administrative salaries	4,758,968	3,170,250
Marketing	2,722,224	1,976,538
Research and development	788,100	612,547
Settlement of litigation	57,377	469,488
Depreciation	842,532	392,115
Loss on disposal of fixed assets	—	136

Total operating expenses	16,392,397	10,495,823

INCOME (LOSS) FROM OPERATIONS	(5,506,262)	3,478,589

OTHER INCOME (EXPENSE)
Unrealized gain on adjustment of fair value Series A convertible preferred stock classified as a liability	2,900,799	—
Unrealized gain on investor warrant liability	1,450,117	—
Other income (expense)	8,551	(51,658)
Interest expense	(1,222,205)	(39,111)
Interest expense—mandatory redeemable preferred stock	(1,081,081)	—
Interest income	117,312	101,955
Finance charge	(22,598)	—

Total other income (expense)	2,150,895	11,186

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,355,367)	3,489,775
INCOME TAX PROVISION (BENEFIT)	(996,000)	362,481

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,359,367)	3,127,294
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES
Income (Loss) from operations of discontinued division	(230,834)	12,721
Loss from disposal of discontinued division	(1,915,903)	—

	(2,146,737)	12,721

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(4,506,104)	3,140,015
Basic and Fully Diluted Net Loss Per Share Attributable to Common Shareholders	$(0.11)	$0.08

Weighted Average Shares Outstanding—Basic and Diluted	39,416,278	38,801,840

EARNINGS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS—Basic and Diluted
Income (Loss) from continuing operations	$(0.06)	$0.08

(Loss) from discontinued operations	$(0.05)	$0.00

Net income (loss)	$(0.11)	$0.08

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock $.001 par			Retained Earnings (Accumulated Deficit)
			Additional Paid in Capital		Shareholders' Equity
	Shares	Par Value
BEGINNING BALANCE AT DECEMBER 31, 2006	38,312,950	38,313	9,123,697	(155,998)	9,006,012
Shares issued for:
Conversion of notes payable	—	—	—	—	—
Compensation	610,000	610	609,390	—	610,000
Services	35,000	35	34,965	—	35,000
Warrant exercise	—	—	—	—	—
Tactical Applications Group	250,000	250	499,750	—	500,000
Stock option based compensation	—	—	6,800	—	6,800
				—	—
Net income	—	—	—	3,140,016	3,140,016

BEGINNING BALANCE AT DECEMBER 31, 2007	39,207,950	39,208	10,274,602	2,984,018	13,297,828
Shares issued for:
Investors	153,010	153	99,101	—	99,254
Compensation	—	—	—	—	—
Services	125,000	125	127,375	—	127,500
Warrant exercise	—	—	—	—	—
APSG acquisition	100,000	100	199,900	—	200,000
Stock option based compensation	—	—	84,247	—	84,247
Placement agent warrants	—	—	511,092	—	511,092
Equity impact of Tactical Applications Group diverstiture			(200,286)	200,286	—
Net loss (Restated)	—	—	—	(4,506,104)	(4,506,104)

ENDING BALANCE AT DECEMBER 31, 2008 (Restated)	39,585,960	$39,586	$11,096,031	$(1,321,800)	$9,813,817

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008 and 2007

	2008	2007
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(4,506,104)	$3,140,016
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Change in fair value associated with preferred stock and Warrants Liabilities	(4,350,916)	—
Common stock issued in lieu of cash for compensation and services	—	645,000
Stock based compensation expense	211,747	6,800
Amortization of deferred financing costs	422,902	—
Amortization of discount on Series A preferred stock	429,267	—
Depreciation and amortization	842,532	392,115
Loss on disposal of fixed assets	—	136
Deferred tax	(996,000)	896,794
Changes in operating assets and liabilities:
Accounts receivable	1,730,011	(2,428,543)
Inventories	(184,669)	(383,029)
Deposits and other assets	170,524	(528,620)
Cost in excess of billing on uncompleted contracts	(2,131,115)	(3,549,059)
Prepaid expenses and other assets	(157,730)	(1,145,166)
Accounts payable and accrued expenses	(1,918,960)	1,175,523
Due to related party	(12,741)	12,741

Net cash used in operating activities	(10,451,252)	(1,765,292)

Cash flows from continuing investing activities:
Purchase of equipment	(3,461,440)	(887,723)
Advances for future acquisitions	(21,560)	—
Investment in affiliate	—	(40,000)
Intangible asset	(606,000)	—
Cash paid for acquisition in excess of cash received	(400,000)	(485,795)

Net cash used in investing activities	(4,489,000)	(1,413,518)

Cash flows from continuing financing activities:
Proceeds from notes payable	113,158	140,000
Proceeds from line of credit	76,832	—
Repayments of short term financing	(169,452)	(90,050)
Proceeds from the sale of common stock	99,254	—
Proceeds from sale of Series A Convertible Preferred Shares, net of capitalization costs of $1,050,000	15,000,000	—
Deferred financing costs	(1,412,343)	—

Net cash provided by financing activities	13,707,449	49,950

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the years ended December 31, 2008 and 2007

	2008	2007
	(Restated)
Discontinued operations
Cash provided by (used in) operating activities	$172,887	$(388,069)

Net cash used in discontinued operations	172,887	(388,069)

NET INCREASE (DECREASE) IN CASH	(1,059,916)	(3,516,929)
CASH AT BEGINNING OF YEAR	1,434,373	4,951,302

CASH AT END OF PERIOD	$374,457	$1,434,373

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,451,228	$39,111

Cash paid for taxes	$537,493	$—

Supplemental disclosure of non-cash financing activities
Stock options issued in lieu of cash for compensation	$84,247	$6,800

Stock issued in lieu of cash for compensation	$127,500	$645,000

Dividends paid in cash	$800,252	$—

Fair value of placement agent warrants	$511,742	$—

        Assets and liabilities received in acquisition of Tactical Applications Group and American Anti-Ram, Inc.

	AAR	TAG
Fixed assets	$30,000	$69,948
Inventory	$150,000	$301,078
Goodwill	$450,000	$1,680,361
Accounts payable and accrued expense	$(30,000)	$(28,966)
Notes payable	$—	$(36,626)
Shares issuable in connection with acquisition	$(200,000)	$(500,000)
Cash paid in connection with acquisition	$(400,000)	$(500,000)
Amounts due to Tactical Application Group, Inc.	$—	$(1,000,000)
Amounts due to American Anti-Ram, Inc.	$—	$—

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

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary

        In November 2008, the FASB issued EITF 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary." EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock. EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," or from being within the scope of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF 08-8 on its consolidated financial position and results of operations.

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

2. RESTATEMENT OF FINANCIAL INFORMATION

        On November 20, 2009, the Company's management and the Audit Committee of its Board of Directors concluded that the Company's consolidated financial statements as of and for the year ended December 31, 2008 should be restated and should no longer be relied upon as a result of certain errors discovered as described below.

Series A Convertible Preferred Stock:

        On April 14, 2009, the Company received a Notice of Triggering Event Redemption from the holder of 94% of the Series A Convertible Preferred Stock. The notice demanded the full redemption of the holders' shares of Series A Convertible Preferred Stock pursuant to a right to require the Company to redeem shares of Series A Convertible Preferred Stock provided under the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock. The redemption right

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTATEMENT OF FINANCIAL INFORMATION (Continued)

purportedly was triggered by the Company's breach of certain covenants under a Consent and Agreement, dated May 23, 2008, between the Company and holders of the Series A Convertible Preferred Stock, which agreement and covenants are discussed in Note 11. Although such redemption notice had been received, the Series A Convertible Preferred Stock continued to be reflected as a long term liability as of December 31, 2008 due to restrictions that precluded the Company from satisfying such demand. These restrictions were imposed pursuant to the General Corporation Law of the State of Delaware (the "DGCL"), the Company's state of incorporation, which would prohibit the Company from satisfying such redemption demand due to its lack of sufficient surplus, as such term is defined under the DGCL. In addition, the Company was restricted, under its revolving line of credit with TD Bank, from effecting such a redemption. Based on these external restrictions, management determined that the Company could not have satisfied the redemption demand without violating Delaware law and its contractual obligations under its credit facility with TD Bank.

        Management has reconsidered the classification of the Series A Convertible Preferred Stock and determined that, notwithstanding the legal and contractual restrictions to satisfying the demanded redemption, the obligation to redeem such preferred stock purportedly remained outstanding. Accordingly, management concluded that the Series A Convertible Preferred Stock should be classified as a current liability as of December 31, 2008, rather than a long term liability, in accordance with paragraph 5 of Statement of Financial Accounting Standard 78, which indicates that liabilities due within one year should be presented within the financial statements as current liabilities.

Investor Warrants:

        The company has restated its financial statements as of December 31, 2008 to reclassify its derivative warrant liability associated with its warrants issued to the investors in the Series A Convertible Preferred Stock (see Note 8). The warrant contains features that allow the holder to request that the Company repurchase the warrant upon the occurrence of certain events as defined in the warrant. The Company re-evaluated the classification of this liability and determined that the warrant holders' right to "put" the warrant to the Company represented the ability to request cash on demand and as such should be classified as a current liability. The Company previously recorded the warrant liability as a long term liability.

Intangible Asset:

        The Company has restated its financial statements as of December 31, 2008 to reclassify an indefinite lived intangible asset of $606,000 from its acquisition of the assets of American Anti-Ram (See Note 7) to a long term asset. Previously this intangible asset was recorded as a current asset included in prepaid expenses and other current assets

Certain legal expenses:

        The Company has restated its financial statements as of December 31, 2008 and for the year then ended to reclassify and expense certain legal fees that were originally capitalized in prepaid expenses and other current assets. The legal expenses pertained to fees incurred related to a lawsuit and certain costs incurred in connection with the Series A Convertible Preferred Stock. The litigation fees of approximately $227,000 should have been expensed as incurred and while the Series A Convertible Preferred Stock fee of approximately $222,700 should have been capitalized as deferred financing costs asset rather than as a current asset as of December 31, 2008. This revision was and continues to be immaterial to the statement of operations for the year ended December 31,2008, however upon a

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTATEMENT OF FINANCIAL INFORMATION (Continued)

SAB 99 "Materiality" and SAB 108 "Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements" analysis performed subsequently by management, it was deemed necessary to record this adjustment to keep the 2009 interim period financial statements from being materially misstated.

Assets from Discontinued Operations and Liabilities from Discontinued Operations:

        In order to reflect the nature of the assets and liabilities associated with the Company's discontinued operations, Management and its Audit Committee have reclassified its balance sheet presentation from long term to short term as of December 31, 2008. This change was made to reflect that such assets and liabilities would be realized within a period of less than one year.

Dividends Paid:

        The company has restated its financial statements as of December 31, 2008 to reclassify on its Statement of Operations its presentation of dividends accrued on its Series A Convertible Preferred Stock. Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", the Company is required to present dividends paid to its Preferred Stockholders as interest expense due to the mandatory redemption feature on its Series A Convertible Preferred Stock. The Company re-evaluated its presentation of Preferred Stock Dividends on its Statement of Operations and reclassified $1,081,081 in dividends paid to interest expense.

Registration Costs:

        The Company has restated its financial statements as of and for the year ended December 31, 2008 to reclassify $1,561,000 of costs related to the registration of the Company's common stock with the SEC and listing on the American Stock Exchange. The $1,561,000 costs were originally recorded against the Company's additional paid in capital and reflected accordingly in the Company's 2008 financial statements. Based on additional analyses and research of the $1,561,000 costs, the Company has concluded that a more appropriate and conservative accounting treatment would have been to expense such costs as incurred, rather than charged directly against the Company's additional paid in capital. Consequently, the Company has determined it should restate its financial statements and expense the $1,561,000 costs when incurred. Management also notes there is no affect on total stockholders' equity as a result of the restatement. However, the restatement will increase the net loss for the year ended December 31, 2008 and more accurately reflect retained earnings (accumulated deficit) and additional paid in capital and will result in retained earnings being an accumulated deficit.

        Management has conducted an additional review of whether the matters above were material under SAB 99, and SAB 108, for the 2008 period. Management determined that the above errors were material for the year ended December 31, 2008. Accordingly, management recommended to the Audit Committee that a restatement was required.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTATEMENT OF FINANCIAL INFORMATION (Continued)

        The following table show the effects of the restatement on the Company's consolidated balance sheet as of December 31, 2008:

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2008
	As Previously Recorded	As Restated
ASSETS
CURRENT ASSETS
Prepaid expenses and other current assets	$3,144,601	$2,088,801
Assets of discontinued operations	—	736,613

TOTAL CURRENT ASSETS	16,701,841	16,382,654
DEFERRED FINANCING COSTS, net	1,277,833	1,500,533
INTANGIBLE ASSETS	—	606,000
ASSETS OF DISCONTINUED OPERATIONS	736,613	—

TOTAL ASSETS	$25,162,615	$24,935,515

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	$—	$10,981,577
Warrant liabilities	—	90,409
Liabilities of discontinued operations	—	736,613

TOTAL CURRENT LIABILITIES	3,313,099	15,121,698

LONG TERM LIABILITIES
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	10,981,577	—
Warrant liabilities	90,409	—
Liabilities of discontinued operations	736,613	—

TOTAL LIABILITIES	15,121,698	15,121,698
SHAREHOLDERS' EQUITY
Additional paid in capital	9,534,616	11,096,031
Retained earnings (accumulated deficit)	466,715	(1,321,800)

TOTAL SHAREHOLDERS' EQUITY	10,040,917	9,813,817

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,162,615	$24,935,515

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTATEMENT OF FINANCIAL INFORMATION (Continued)

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	As of December 31, 2008
	As Previously Recorded	As Restated
OPERATING EXPENSES
General and administrative expenses	$5,789,681	$7,223,196

Total operating expenses	14,958,882	16,392,397

INCOME (LOSS) FROM OPERATIONS	(4,072,747)	(5,506,262)

OTHER INCOME (EXPENSE)
Interest expense	(866,484)	(1,222,205)
Interest expense—mandatory redeemable preferred stock	—	(1,081,081)

Total other income (expense)	3,587,697	2,150,895

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(485,051)	(3,355,367)
INCOME FROM CONTINUING OPERATIONS	510,949	(2,359,367)
NET INCOME (LOSS)	(1,635,788)	(4,506,104)
Preferred Stock Dividends	(1,081,801)	—
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,717,589)	$(4,506,104)

Basic and Fully Diluted Net Loss Per Share Attributable to Common Shareholders	$(0.06)	$(0.11)

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

Backlog

        The estimated gross revenue on work to be performed on backlog was $57 million on December 31, 2008 and $48 million on December 31, 2007.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

        In 2007, the Company entered into employment agreements with its Chief Executive Officer and Chief Financial Officer for an initial term of five years, which is automatically extended by one additional year unless either party provides written notice of non-renewal. The agreements provide for annual bonuses and entitlement to participate in the Company's stock option plan, medical insurance benefits and payments of the term-life insurance and disability insurance premiums for the benefit of the individuals during the term of the agreements.

        On January 1, 2007, the Company entered into an employment agreement with its Chief Executive Officer that provided for an initial annual salary of $375,000, subject to review and increase at the direction of the Board of Directors. The agreement also provides for an annual bonus which is equal to not less than 2.5% of the Company's increase in net income before extraordinary and non-recurring items and income taxes over the prior fiscal year. The agreement also provides for additional performance based bonuses.

        On January 1, 2007, the Company entered into an employment agreement with its Chief Financial Officer for an initial annual salary of $153,000, subject to review and increase by the Company's Chief Executive Officer. The agreement provides for an annual bonus of 1.25% of the increase in the EBITDA over the prior fiscal year. This agreement was amended on January 1, 2009 to increase the annual bonus to 2.5% of the increase in EBITDA over the prior fiscal year.

        On January 9, 2009, the Company entered into an employment agreement with its Chief Operating Officer for an initial salary of $294,000, subject to review and increase at the direction of the Board of Directors. The agreement also provides for an annual bonus which is equal to not less than 2.5% of the Company's increase in net income before extraordinary and non-recurring items and income taxes over the prior fiscal year. The agreement also provides for additional performance based bonuses.

Financing

        As of December 31, 2008 and 2007, the Company has access to $12 million and $15 million dollars of financing, respectively, with TD Bank, f/k/a Commerce Bank as follows:

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

5. COMMITMENTS AND CONTINGENCIES (Continued)

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

6. STOCKHOLDERS' EQUITY

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

6. STOCKHOLDERS' EQUITY (Continued)

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS' EQUITY (Continued)

        In November 2007, the Company issued 250,000 shares, valued at $2 per share, in connection with its acquisition of the assets and liabilities of TAG.

7. ACQUISITION

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

8. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS

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

        In connection with sale of the Series A Preferred and Investor Warrants under the Securities Purchase Agreement described above, the Company's placement agent for the transaction is entitled to a cash fee equal to 6.0% of the gross proceeds and warrants to purchase that number of shares of common stock equal to 6.0% of the number of shares of common stock issued in the financing. For the

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

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

  Holder's Right to Convert

        At any time the holder of any such shares of Series A Preferred may, at such holder's option, elect to convert all or any portion of their whole number of shares of Series A Preferred held by such person into Common stock at the Conversion Rate, which is equal to the Conversion Amount divided by the Conversion Price. The Conversion Amount shall initially be equal to the Stated Value ($1,000 per share) times the number of shares subject to conversion. The Conversion Price is the Initial Conversion Price ($2.00). The conversion Price shall be reduced by (i) 4% of the Initial Conversion Price on or after May 30, 2008 if the Company's common stock is not listed on an Eligible Market and (ii) a further 1.5% of the Initial Conversion Price on each 30th day thereafter until the Company's common stock is so listed; provided, however, that all decreases shall in no event be more than 10% of

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

  Accounting for the Series A Preferred

        The Series A Preferred Stock is redeemable on December 31, 2010 and convertible into shares of common stock at $2.00 subject to adjustment should the Company issue future common stock at a lesser price. As a result the Company elected to record a hybrid instrument, preferred stock and conversion option together, at fair value. Subsequent reporting period changes in fair value are to be reported in the statement of operations.

        The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to placement agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance and must be measured initially at fair value." Therefore, after the initial recording of the Series A Stock based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a loss.

        The valuation of the Series A Preferred at December 31, 2008 is as follows:

Security	Face Value	Fair Value	Allocation of proceeds	Proceeds in excess of fair value
Series A Preferred	$15,000,000	$10,981,577	$13,459,474	2,477,897
Warrants	—	90,409	1,540,526	1,450,117

	$15,000,000	$11,071,986	$15,000,000	$3,928,014

        On April 14, 2009, the Company received a Notice of Triggering Event Redemption purportedly pursuant to a redemption option provided under the Certificate of Designation, as more fully discussed in Note 10. As such the Company reflected the Series A Preferred Stock as a current liability at December 31, 2008. The Company is precluded from satisfying such a demand, due to its lack of sufficient surplus as such term is defined under Delaware law to effect the redemption demand, and restrictions under our revolving line of credit would nevertheless prohibit any such redemption.

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

8. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

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

Placement Agent Warrants

        In connection with the sale of the Series A Preferred and Investor Warrants, the placement agent was entitled to receive warrants (Placement Agent Warrants) to purchase a total of 6% of the number

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SERIES A CONVERTIBLE PREFERRED STOCK, INVESTOR WARRANTS AND PLACEMENT WARRANTS (Continued)

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

        Deferred financing costs included the following:

Placement agent costs	$900,000
Investor expenses	60,000
Legal and other related costs	458,058
Fair market value of placement agent warrants	511,742

Less: amortization	(429,267)

Deferred financing costs, net	$1,500,533

9. DISCONTINUED OPERATIONS

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

9. DISCONTINUED OPERATIONS (Continued)

        The following amounts represent TAG's operations and have been segregated from continuing operations and reported as discontinued operations as of December 31, 2008 and 2007.

	2008	2007
Contract Revenues Earned	$1,306,449	$154,562
Cost of Revenues Earned	(599,119)	(83,534)

Gross Profit	707,330	71,028

Operating Expenses	(611,584)	(107,843)
Other Expenses	(326,579)	49,537

Net Loss	$(230,833)	$12,722

        The following is a summary of assets and liabilities of TAG discontinued operations as of December 31, 2008 and 2007.

	2008	2007
Assets
Cash	$75,103	$45,514
Inventory	591,688	301,079
Prepaid Expenses	174
Property and Equipment, net	69,648	69,821
Deferred Financing Costs	—

Total Assets	$736,613	$416,414

Liabilities
Accounts Payable	$700,287	$37,233
Short Term Notes	36,326	36,326

Total Liabilities	$736,613	$73,559

        In accordance with the terms of the agreement, the original owners of TAG agreed to repay $1,000,000 of the original $2,000,000 in consideration as follows:

2009	$75,000
2010	$100,000
2011	$175,000
2012	$275,000
2013	$375,000

Total	$1,000,000

        The Company has included the entire amount as notes receivable on its balance sheet, of which $75,000 is included within other current assets and $925,000 is recorded as a long term notes receivable. The original owners of TAG have collateralized the note receivable with their personal residence and the 250,000 shares issued to them on the date of acquisition. These shares are being held

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DISCONTINUED OPERATIONS (Continued)

by the Company in escrow since January 2009 and will be returned upon final payment toward the note receivable.

10. INCOME TAXES

        The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	2008	2007
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	$(2,060,462)	(218,201)
State	(681,154)	(65,000)

	(2,741,616)	(283,201)
Benefit from the operating loss carryforward	1,745,616	645,682

Provision (benefit) for income taxes, net	$(996,000)	$362,481

        The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2008	2007
Statutory federal income tax rate	34.0%	34.0%
Increase in valuation allowance	(69.7)%	(28.5)%
State income taxes	6.0%	6.0%

Effective tax rate	(29.7)%	11.5%

        Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

	2008	2007
Deferred income tax asset:
Net operating loss carry-forwards	$2,163,224	$1,906,800
Accounts payable and accrued expense	—	2,230,182
Billing in excess of cost
Valuation allowance	(995,392)	—

Deferred income tax asset	$1,167,832	$4,136,982

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

	2008	2007
Deferred income tax liability:
Accounts receivable	$—	$2,684,400
Inventory	—	294,984
Prepaid expenses	—	742,558
Cost in excess of billings	—	243,208
Valuation allowance	—	—

Deferred income tax liability	$—	$3,965,150

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

        The Company has a net operating loss carry-forward of approximately $4,600,000 available to offset future taxable income through 2021.

        The Company has recorded a valuation allowance at December 31, 2008 of 46% or $995,392. No valuation allowance was recorded as of December 31, 2007 as it was expected that the deferred tax assets and liabilities are expected to be realized. The net change in valuation allowance from 2007 to 2008 was an increase of $995,392.

        Effective January 1, 2007, the Company was required to change its method of accounting from cash-basis to accrual basis for income tax reporting purposes due to certain thresholds required by the Internal Revenue Service. As a result of this change, the Company offset all net operating losses available to them through December 31, 2006 on its 2007 income tax return.

11. SUBSEQUENT EVENT

Series A Preferred Stock

        The Company, West Coast Opportunity Fund, LLC ("WCOF"), Centaur Value Partners, LP ("Centaur Value") and United Centaur Master Fund ("United Centaur", and together with Centaur Value, "Centaur") entered into a Securities Purchase Agreement, dated March 7, 2008 (the "Purchase

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SUBSEQUENT EVENT (Continued)

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

        Under the Consent Agreement, the breach of the Financial Covenants are each deemed a "Triggering Event" under Section 3(a)(vii) of the Company's Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (the "Certificate of Designations"), giving the holders of the Series A Preferred the right to require the Company to redeem all or a portion of such holder's Series A Preferred shares at a price per share as calculated pursuant to Section 3(b)(i) of the Certificate of Designations. The Company had negotiated the key terms of a resolution to the foregoing with WCOF and Centaur, and, to that end entered into a Term Sheet with each of WCOF and Centaur dated February 13, 2009 (the "WCOF Term Sheet" and the "Centaur Term Sheet", respectively, and, collectively, the "Term Sheets").

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

        The Forbearance Period expired effective February 27, 2009. The Company received a notice of Triggering Event redemption purportedly pursuant to a redemption option provided under the Certificate of Designation (or Notice of Triggering Event Redemption) on April 14, 2009 from a Series A Preferred Stockholder that holds approximately 94% of such preferred stock. The Series A Preferred Stockholder has demanded that the Company immediately redeem 14,025 shares of the Series A Preferred, which constitutes all of the shares of Series A Preferred held by such Series A Preferred Stockholder, at an aggregate price of $15,427,500. The Series A Preferred Stockholder has also demanded payment of $470,317 as dividends they assert have accrued from January 1, 2009

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SUBSEQUENT EVENT (Continued)

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

        The Company currently does not have sufficient surplus as such term is defined under Delaware law to effect the redemption sought by the Series A Preferred Stockholder, and restrictions under the Company's revolving line of credit would nevertheless prohibit any such redemption. The Company continues to value the Series A Preferred Stock and Investor Warrants at its fair value as of December 31, 2008 of $11,071,986.

TD Bank

        On April 1, 2009, the Company received a Notice of Default from TD Bank (Lender), resulting from the violation of financial covenants. The Lender has stated that they are not presently taking action to enforce its rights and remedies under the Loan documents, however they are not waiving their rights under any existing or future defaults or events of default. The Lender will continue to make advances under the Revolving Credit, but it has no obligation to do so and may refuse an advance request in its sole discretion without notice.

        The Lender has demanded that the Company provide unaudited consolidated financial statements and a cash flow forecast within 20 days after each month end. In addition, the Lender further demands that, in accordance with the terms of the loan agreement, the Company shall not make Restricted Payments, including dividends payable on preferred stock.

EXHIBIT INDEX

Exhibit Numbers	Exhibits
10.30	Form of Incentive Stock Option Agreement under the 2007 Incentive Compensation Plan.
10.31	Form of Non-Qualified Stock Option Agreement under the 2007 Incentive Compensation Plan.
10.32	Employment Agreement with Victor LaSala dated January 1, 2007.
10.33	Employment Agreement with Chuck Pegg dated January 1, 2007.
10.34	Employment Agreement with Robert Aldrich dated August 1, 2008.
10.35	Contract No. W56HZV-08-C-0311 between the Company and the U.S. Army TACOM, effective as of March 10, 2008.
23.1	Consent of Jewett, Schwartz, Wolfe & Associates.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.