Form 10-Q/A
period 2009-03-31
AMERICAN DEFENSE SYSTEMS INC
filed 2010-04-15
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A filed (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, initially with the Securities and Exchange Commission on May 15, 2009 (the “Original Filing”), is being filed to restate our consolidated financial statements at, and for the three month period ended, March 31, 2009 and the notes related thereto and the related sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Management, with the concurrence of the Audit Committee of our Board of Directors, has concluded that the financial statements included in the Original Filing should be restated and no longer be relied upon due to (i) incorrect balance sheet classifications of our Series A Convertible Preferred Stock and warrants to purchase our common stock, and related incorrect recording of the changes in fair value of such reclassified warrants, (ii) the capitalization of certain legal expenditures on our balance sheet that should have been expensed on our statement of operations, (iii) incorrect recording of the dividends on our Series A Convertible Preferred Stock as dividends rather than as interest expense on our statement of operations, (iv) certain costs relating to the registration and exchange listing of our common stock originally included in additional paid in capital on our balance sheet that should have been expensed on our statement of operations, (v) incorrect balance sheet classification of our Assets from Discontinued Operations and Liabilities from Discontinued Operations, (vi) stock-based compensation expense with respect to stock option and common stock grants made to an employee and certain directors that should have been added to our statement of operations, and (vii) incorrect balance sheet classification of an asset from a prior asset acquisition.  See Note 2 in the Notes to Consolidated Financial Statements included in this Amendment No. 1 for a discussion of the corrections and a reconciliation of amounts previously reported to those shown herein.

This Amendment No. 1 also reflects the restatement of our consolidated financial statements at, and for the year ended, December 31, 2008 (the “2008 Financial Statements”).  The restatement of the 2008 Financial Statements was made to correct the accounting for (i) incorrect balance sheet classification of our Series A Convertible Preferred Stock and related investor warrants, (ii) incorrect balance sheet classification of our Assets from Discontinued Operations and Liabilities from Discontinued Operations, (iii) incorrect recording of the dividends on our Series A Convertible Preferred Stock as dividends rather than as interest expense on our statement of operations, (iv) the capitalization of certain legal expenditures on our balance sheet that should have been expensed on our statement of operations, (v) certain costs relating to the registration and exchange listing of our common stock originally included in additional paid in capital on our balance sheet that should have been expensed on our statement of operations, and (vi) incorrect balance sheet classification of an asset from a prior asset acquisition.  The restatement of the 2008 Financial Statements has been made in an amendment to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2010 (“Form 10-K/A”).  For more information of the restatement of our 2008 Financial Statements, see Note 2 in the Notes to Consolidated Financial Statements included in this Amendment No. 1 and Note 2 in the Notes to Consolidated Financial Statements included in our Form 10-K/A.

Although this Amendment No. 1 sets forth the Original Filing in its entirety, this Amendment No. 1 only amends and restates Items 1 and 2 of Part I of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and to update our assessment of our internal controls and procedures at March 31, 2009 as set forth in Part I, Item 4 to reflect the effects of the restatement, and Part II, Item 6 to reflect the filing of currently dated certifications of our chief executive officer and chief financial officer.  No other information in the Original Filing is amended hereby.

Except for the foregoing amended and restated information, this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART I

Item 1.    Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)	(Restated)

ASSETS

CURRENT ASSETS
Cash	$83,826	$374,457
Accounts receivable, net	6,434,888	4,981,150
Inventory	844,139	621,048
Prepaid expenses and other current assets	1,647,846	2,088,801
Costs in excess of billings on uncompleted contracts	6,562,903	7,143,089
Deposits	437,496	437,496
Assets of discontinued operations	—	736,613

TOTAL CURRENT ASSETS	16,011,098	16,382,654

PROPERTY and EQUIPMENT, net	3,569,232	3,743,936
DEFERRED FINANCING COSTS, net	1,836,820	1,500,533
NOTES RECEIVABLE	925,000	925,000
INTANGIBLE ASSET	606,000	606,000
GOODWILL	450,000	450,000
DEFERRED TAX ASSET	1,167,832	1,167,832
other assets	159,559	159,560

TOTAL ASSETS	$24,725,541	$24,935,515

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,181,123	$2,480,652
Accrued payroll	409,852	—
Accrued expenses	386,447	755,615
Line of credit	659,422	76,832
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	11,809,196	10,981,577
Warrant liabilities	214,432	90,409
Liabilities of discontinued operations	—	736,613

TOTAL LIABILITIES	16,660,472	15,121,698

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: 100,000,000 shares authorized, 39,585,960 and 39,585,960 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	39,762	39,586
Additional paid in capital	10,383,344	11,096,031
Accumulated deficit	(2,358,037)	(1,321,800)

TOTAL SHAREHOLDERS’ EQUITY	8,065,069	9,813,817

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,725,541	$24,935,515

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)

CONTRACT REVENUES EARNED	$9,489,702	$8,734,909

COST OF REVENUES EARNED	5,453,109	5,335,036

GROSS PROFIT	4,036,593	3,399,873

OPERATING EXPENSES
General and administrative expenses	2,073,995	1,395,059
General and administrative salaries	1,073,037	1,136,596
Marketing	733,794	632,307
T2 expenses	113,602	—
Research and development	186,386	165,196
Settlement of litigation	—	57,377
Depreciation	241,329	134,769
Professional fees	—	514,714
Total operating expenses	4,422,143	4,036,018

LOSS FROM OPERATIONS	(385,550)	(636,145)

OTHER INCOME (EXPENSE)

Unrealized loss on adjustment of fair value Series A convertible preferred stock classified as a liability	(694,454)	(1,428,665)
Unrealized gain (loss) on warrant liabilities	80,672	(107,589)
Other expense	—	(9,046)
Interest expense	(342,730)	(55,737)
Interest expense - mandatory redeemable preferred stock	(375,000)	—
Interest income	8,646	31,123
Finance charge	—	(4,536)
Total other income (expense)	(1,322,866)	(1,574,450)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,708,416)	(2,210,595)

INCOME TAX PROVISION (BENEFIT)	—	—

LOSS FROM CONTINUING OPERATIONS	(1,708,416)	(2,210,595)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES
Loss from operations of discontinued division	—	(489)
Loss from disposal of discontinued division	—	—
	—	(489)

NET LOSS	(1,708,416)	(2,211,084)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,708,416)	$(2,211,084)

Weighted Average Shares Outstanding - Basic and Diluted	39,585,960	39,124,616

EARNINGS PER SHARE - Basic and Diluted
Loss from continuing operations	$(0.04)	$(0.06)
(Loss) from discontinued operations	$—	$(0.00)
Net loss	$(0.04)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008
	(Restated)

Cash flows from operating activities:
Net loss	$(1,708,416)	$(2,211,084)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Change in fair value associated with preferred stock and warrants	613,778	1,536,254
Stock based compensation expense	154,636	33,685
Amortization of deferred financing costs	147,424	—
Discount on Series A preferred stock	142,896	—
Depreciation and amortization	241,329	134,769
Changes in operating assets and liabilities:
Accounts receivable	(1,453,738)	1,953,026
Inventories	(223,091)	(57,382)
Deposits and other assets	—	36,794
Cost in excess of billing on uncompleted contracts	580,186	(3,685,895)
Prepaid expenses and other assets	(42,764)	(103,681)
Accounts payable and accrued expenses	741,164	665,436
Due to related party	—	(91,993)

Net cash used in continuing operating activities	(806,596)	(1,790,071)

Net cash used in discontinued operations	—	(235,145)
Net cash used in operating activities	(806,596)	(2,025,216)

Cash flows from continuing investing activities:
Purchase of equipment	(66,625)	(368,238)
Advances for future acquisitions	—	(20,000)
Cash paid for acquisition in excess of cash received	—	(100,000)

Net cash used in investing activities	(66,625)	(488,238)

Cash flows from continuing financing activities:
Proceeds from notes payable	—	69,568
Proceeds from line of credit	582,590	—
Repayments of short term financing	—	(6,342)
Deferred financing costs	—	(658,500)
Proceeds from sale of Series A Convertible
Preferred Shares, net of of capitalization costs of $270,000	—	11,303,500

Net cash provided by financing activities	582,590	10,708,226

NET INCREASE (DECREASE) IN CASH	(290,631)	8,194,772

CASH AT BEGINNING OF YEAR	374,457	1,479,886

CASH AT END OF PERIOD	$83,826	$9,674,658

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$384,730	$6,163
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Stock options issued in lieu of cash for compensation	$29,192	$33,685
Stock issued in lieu of cash	$125,443	$—

Assets and liabilities received in acquisition American Anti-Ram, Inc.

Fixed assets		$30,000
Inventory		$120,000
Goodwill		$280,000
Accounts payable and accrued expense		$(30,000)
Notes payable		$—
Shares issuable in connection with acquisition		$(200,000)
Cash paid in connection with acquisition		$(100,000)
Amounts due to American Anti-Ram, Inc.		$(100,000)

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

Interim Review Reporting

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the  three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K/A annual report for the year ended December 31, 2008 filed on April 15, 2010.

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

Billing in Excess of Cost

All billings associated with uncompleted purchase orders under contract are recorded on the balance sheet as a current liability called “Billings in Excess of Costs on Uncompleted Contracts.”  Upon completion of the purchase order, all such billings are reclassified from the balance sheet to the statement of operations as revenues.  Due to the structure of the Company’s contracts, billing is not done until the purchase order is complete, therefore there are no amounts recorded as liabilities as of March 31, 2009 or 2008.  Contract retentions are included in accounts receivable.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the current quarter the Company adopted the provisions related to its financial assets and liabilities measured at fair value on a recurring basis.  Current U.S. generally accepted accounting principles establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements)

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The adoption of SFAS 161 changed the disclosures of derivative instruments held by the Company.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company has considered FSP FAS 142-3 in determining its useful life of intangible assets and has determined that the useful lives are consistent.  As a result, the Company has determined that there was no impact of FSP FAS 142-3 on its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  The Company will adopt SFAS 162 as of July 1, 2009.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion

(Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The Company has adopted this FSP as of January 1, 2009, however the is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements since no such debt instruments exist.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5)  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  See Note 2 for the effect of adoption of this pronouncement on the Company’s consolidated financial position and results of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have a material impact on its consolidated financial position and results of operations.

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

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations.”  EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The adoption of EITF 08-6 did not have a material impact on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets.”  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of EITF 08-7 did not have a material impact on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF 08-8 also clarifies whether or not

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock should be precluded from qualifying for the scope exception of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of EITF 08-8 did not have a material impact on its consolidated financial position and results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The adoption of FSP FAS 140-4 did not have a material impact on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN 48-3 defers the effective date of FIN 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Restatements

On November 20, 2009, the Company’s management and the Audit Committee of its Board of Directors concluded that the Company’s consolidated financial statements as of and for the year ended December 31, 2008, as of and for the three months ended March 31, 2009 and as of and for the three and six months ended June 30, 2010, should be restated and should no longer be relied upon as a result of certain errors discovered as described below.

Series A Convertible Preferred Stock:

On April 14, 2009, the Company received a Notice of Triggering Event Redemption from the holder of 94% of the Series A Convertible Preferred Stock. The notice demanded the full redemption of the holders’ shares of Series A Convertible Preferred Stock pursuant to a right to require the Company to redeem shares of Series A Convertible Preferred Stock provided under the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock.  The redemption right purportedly was triggered by the Company’s breach of certain covenants as of December 31, 2008 under a Consent and Agreement, dated May 23, 2008, between the Company and holders of the Series A Convertible Preferred Stock, which agreement and covenants are discussed in Note 11.  Although such redemption notice had been received, the Series A Convertible Preferred Stock continued to be reflected as a long term liability as of December 31, 2008 due to restrictions that precluded the Company from satisfying such demand.  These restrictions were imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), the Company’s state of incorporation, which would prohibit the Company from satisfying such redemption demand due to its lack of sufficient surplus, as such term is defined under the DGCL.  In addition, the Company was restricted, under its revolving line of credit with TD Bank, from effecting such a redemption.  Based on these external restrictions, management determined that the Company could not have satisfied the redemption demand without violating Delaware law and its contractual obligations under its credit facility with TD Bank.

Management has reconsidered the classification of the Series A Convertible Preferred Stock and determined that, notwithstanding the legal and contractual restrictions to satisfying the demanded redemption, the obligation to redeem such preferred stock purportedly remained outstanding.  Accordingly, management concluded that the Series A Convertible Preferred Stock should be classified as a current liability as of December 31, 2008 and March 31, 2009, rather than a long term liability, in accordance with paragraph 5 of Statement of Financial Accounting Standard 78, which indicates that liabilities due within one year should be presented within the financial statements as current liabilities.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investor Warrants:

The company has restated its financial statements as of December 31, 2008 and March 31, 2009 to reclassify its derivative warrant liability associated with its detachable warrants issued to the investors in the Series A Preferred Stock (see Note 8).  The warrant contains features that allow the holder to request that the Company repurchase the warrant upon the occurrence of certain events as defined in the agreement. The Company re-evaluated the classification of this liability and determined that the warrant holder’s right to “put” the warrant to the Company represented the ability to request cash on demand and as such should be classified as a current liability. The Company previously recorded the warrant liability as a long term liability.

Assets from Discontinued Operations and Liabilities from Discontinued Operations:

In order to reflect the nature of the assets and liabilities associated with the Company’s discontinued operations Management and its Audit Committee have reclassified its balance sheet presentation from long term to short term at December 31, 2008.  This change was made to reflect that such assets and liabilities would be realized within a period of less than one year.

Adoption of EITF 07-5

Effective January 1, 2009, the Company was required to analyze its outstanding financial instruments following the guidance of EITF 07-5: and that pronouncements effect in interpreting Statement of Financial Accounting Standards (“SFAS”) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company determined that certain warrants issued in 2005, 2006 and 2008 contained provisions whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share could no longer be viewed as indexed to the Company’s common stock. As such, the Company should have changed the accounting for these warrants to a “derivative” at fair value under SFAS 133. As a result the Company recorded the warrant liability at the fair value of the warrant of $166,775 as of January 1, 2009 and reclassified its issuance date fair value from additional paid-in-capital. The cumulative effect on adoption of EITF 07-5 as of January 1, 2009 is as follows:

	Additional Paid in Capital	Retained Earnings
Balance December 31, 2008	$11,096,031	$(1,321,800)
Cumulative effect of a change in accounting principle	(837,954)	672,179

Balance – January 1, 2009	$10,258,077	$(649,621)

The derivative warrant liability is recorded at fair value in each subsequent reporting period with changes in fair value recorded in the statement of operations.

Registration Costs:

The Company has restated its financial statements as of December 31, 2008 to reclass approximately $1,561,000 of costs related to the registration of the Company’s common stock with the SEC and listing on the American Stock Exchange.  The $1,561,000 costs were originally recorded against additional paid in capital reflected accordingly in the Company’s 2008 financial statements.  Based on additional analyses and research of the $1,561,000 costs, the Company has concluded that a more appropriate and conservative accounting treatment would have been to expense such costs when incurred rather than charged directly to additional paid in capital.  Consequently, the Company has determined it should restate its financial statements and expense the $1,561,000 costs when incurred for the year ended December 31, 2008.  Management also notes there is no affect on total stockholders’ equity as a result of the restatement.  However, the restatement will increase the net loss for the year ended December 31, 2008 and more accurately reflect retained earnings (accumulated deficit) and additional paid in capital and will result in retained earnings being an accumulated deficit at December 31, 2008.

Certain legal expenses:

The Company has restated its financial statements as of December 31, 2008 and for the year then ended and as of March 31, 2009 and the three months then ended to reclassify and expense certain legal fees that were originally capitalized in prepaid expenses and other current assets.  The legal expenses pertained to fees incurred related to a lawsuit.  The litigation fees of approximately $227,000 and $352,000 should have been expensed as incurred for the year ended December 31, 2008 and the three months ended March 31, 2009, respectively.  In addition $222,700 of fees associated with the Series A Preferred Stock should have been recorded as deferred financing costs rather than a current asset.  As of December 31, 2008, the amortization of these costs should also be recorded as interest expense.

Dividends Paid:

The company has restated its financial statements as of March 31, 2009 and for the three months then ended to reclassify on its Statement of Operations its presentation of dividends accrued on its Series A Preferred Stock.  Under SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company is required to present dividends paid to its Preferred Stockholders as interest expense due to the mandatory redemption feature on its Series A Preferred Stock.  The Company re-evaluated its presentation of Preferred Stock Dividends Accrued on its Statement of Operations and reclassified $375,000 in dividends accrued to interest expense.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of certain legal expenditures and the reclassification of the dividends accrued for the Series A Preferred Stock Shareholders from “Preferred Stock dividends accrued” to “Interest Expense” on the Statement of Operations discussed above were material under Staff Accounting Bulletin No. 99, “Materiality” and Staff Accounting Bulletin No. 108, “Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements” for the 2008 period.  Management determined that the above errors were material for the year ended December 31, 2008 and the three months ended March 31, 2009.  Accordingly, management recommended to the Audit Committee that a restatement was required.

Intangible Asset:

The Company has restated its financial statements as of December 31, 2008 and March 31, 2009 to reclassify an indefinite lived intangible asset of $606,000 from its acquisition of the assets of American Anti-Ram to a long term asset. Previously this intangible asset was recorded as a current asset included in prepaid expenses and other current assets.

Stock based Compensation

The Company, in reviewing its stock based compensation expense, determined that it had not recorded certain expenses totaling $125,442 for the three months ended March 31, 2009 related to the grant of common stock and stock options to an employee and certain directors.

Management has conducted an additional review of whether the matters above were material under SAB 99, and SAB 108, for the 2008 period. Management determined that the above errors were material for the year ended December 31, 2008 and three months ended March 31, 2009. Accordingly, management recommended to the Audit Committee that a restatement was required.

The effect of the restatements on specific amounts provided in the condensed consolidated financial statements is as follows:

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2009		As of December 31, 2008
	As Previously Recorded	As Restated	As Previously Recorded	As Restated

ASSETS

CURRENT ASSETS
Prepaid expenses and other current assets	$3,539,842	$1,647,846	$3,144,601	$2,088,801
Assets of discontinued operations	—	—	—	736,613

TOTAL CURRENT ASSETS	17,819,268	16,011,098	16,701,841	16,382,654

DEFERRED FINANCING COSTS, net	1,130,409	1,836,820	1,277,833	1,500,533
INTANGIBLE ASSETS	—	606,000	—	606,000
ASSETS OF DISCONTINUED OPERATIONS	—	—	736,613	—

TOTAL ASSETS	$25,221,300	$24,725,541	$25,162,615	$24,935,515

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	$—	$11,809,196	$—	$10,981,577
Warrant liabilities	—	214,432	—	90,409
Liabilities of discontinued operations	—	—	—	736,613

TOTAL CURRENT LIABILITIES	4,553,018	16,660,472	3,313,099	15,121,698

LONG TERM LIABILITIES
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	11,809,196	—	10,981,577	—
Warrant liabilities	115,275	—	90,409	—
Liabilities of discontinued operations	—	—	736,613	—

TOTAL LIABILITIES	16,477,489	16,660,472	15,121,698	15,121,698

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock	39,587	39,762	—	—
Additional paid in capital	9,534,616	10,383,344	9,534,616	11,096,031
Retained earnings (accumulated deficit)	(830,392)	(2,358,037)	466,715	(1,321,800)

TOTAL SHAREHOLDERS’ EQUITY	8,743,811	8,065,069	10,040,917	9,813,817

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,221,300	$24,725,541	$25,162,615	$24,935,515

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009
	As Previously Recorded	As Restated

OPERATING EXPENSES
General and administrative expenses	$1,648,478	$2,073,995
Total operating expenses	3,996,626	4,422,143

INCOME (LOSS) FROM OPERATIONS	39,967	(385,550)

OTHER INCOME (EXPENSE)

Unrealized gain (loss) on warrant liabilities	14,054	80,672
Interest expense	(290,320)	(342,730)
Interest expense - mandatory redeemable preferred stock	—	(375,000)
Total other income (expense)	(962,074)	(1,322,866)

LOSS FROM CONTINUING OPERATIONS	(922,107)	(1,708,416)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,297,107)	$(1,708,416)

Weighted Average Shares Outstanding - Basic and Diluted	39,585,960	39,585,960

EARNINGS PER SHARE - Basic and Diluted
Income from continuing operations	$(0.02)	$(0.04)
(Loss) from discontinued operations	$—	$—
Net income (loss)	$(0.03)	$(0.04)

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At March 31, 2009 and December 31, 2008, the Company had $6,434,888 and $4,981,150, respectively, of accounts receivable, of which the Company considers all to be fully collectible.  There was no bad debt expense recorded for the years ended March 31, 2009 and December 31, 2008.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      PROPERTY AND EQUIPMENT

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

5.    FAIR VALUE

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

The Company’s financial liabilities carried at fair value as of March 31, 2009 are the Series A Preferred and derivative warrants.  Since the Series A Preferred valuation utilizes certain unobservable inputs that are based upon estimate, including estimates on the initial stock prices, volatility based upon comparable companies and estimation of equity and debt positions, the Company considers this to be a Level III input.  The Company’s Derivative Warrants were also carried at fair value and were considered valued using a Level III input, through the date of settlement.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet:

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at March 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilitites:
Series A Preferred Shares	$11,809,196		$—	$11,809,196
Warrant Derivatives	$214,432	$—	$—	$214,432
Total Liabilities:	$12,023,628	$—	$—	$12,023,628

		Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilitites:
Series A Preferred Shares	$10,981,577		$—	$10,981,577
Warrant Derivatives	$90,409	$—	$—	$90,409
Total Liabilities:	$11,071,986	$—	$—	$11,071,986

The following is a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	(Level 3)
Liabilities
Balance at January 1, 2009	$11,071,986
Cumulative effect of the change in accounting principal, January 1, 2009	165,775
Change in fair value included in operations	785,867
Balance , March 31, 2009	$12,023,628

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Southern California Gold Products d/b/a Gypsy Rack

On July 10, 2007, the Company filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, the Company filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit.  Defendants filed an answer to the amended complaint on April 16, 2008.  Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res juditca.  We filed opposition to the motion.  The defendants motion and a subsequent application for an immediate interlocutory appeal were denied.  A mediation settlement conference was held on October 31, 2008, which was unsuccessful.  The discovery process is continuing and trial is currently set for August 25, 2009.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exist.  The Company intends to vigorously defend this action. No further, significant actions have occurred and the matter is still pending resolution at March 31, 2009.

Financing

As of March 31, 2009 and 2008, the Company had access to $12 million dollars of financing, respectively, with TD Bank, f/k/a Commerce Bank as follows:

$12 Million Line of Credit — This line of credit allows the Company to borrow up to $12 Million dollars, limited to 80 — 85% of the total accounts receivable.  Under the line of credit, the Company is charged interest at 1.75% over the libor rate.  The line of credit repayment terms are due upon demand.  The balances as of March 31, 2009 and 2008 were $659,422 and $76,832, respectively.

7.      STOCKHOLDERS’ EQUITY

Warrants

2005 Warrants

On June 30, 2005, in connection with the closing of its 2005 private placement offering, the Company issued purchase warrants for up to 555,790 shares of common stock at the exercise price of $1.10 per share and with the expiration date of June 30, 2010 (the “2005 Warrant”). Subsequent to the issuance of the 2005 Warrant, the Company issued common stock at an effective price per share of $1.00 and, in accordance with the terms of the 2005 Warrants agreement, the exercise price was adjusted to $1.00 per share and resulted in 611,369 warrants. The following is a summary of the 2005 Warrants outstanding as of March 31, 2009:

	2005 Warrants	Exercise Price
Beginning balance, January 1, 2009	576,587	$1.00
Add: Grants	—	n/a
Less: Exercised	—	n/a
Ending balance, March 31, 2009	576,587	$1.00

2006 Warrants

On October 24, 2006, in accordance with the terms and conditions of the Company’s closing of its 2005 private placement offering, the Company issued purchase warrants for up to 179,175 shares of common stock at the exercise price of $1.10 per share and with the expiration date of June 30, 2010 (the “2006 Warrant”). Subsequent to the issuance of the 2006 Warrant, the Company issued common stock at an effective price per share of $1.00 and, in accordance with the terms of the 2006 Warrants agreement, the exercise price was adjusted to $1.00 per share and resulted in 17,918 warrants. The following is a summary of the 2006 Warrants outstanding as of March 31, 2009:

	2006 Warrants	Exercise Price
Beginning balance, January 1, 2009	197,093	$1.00
Add: Grants	—	—
Less: Exercised	—	n/a
Ending balance, March 31, 2009	197,093	$1.00

Stock Option Plan

The following is a summary of stock options outstanding at March 31, 2009.

Beginning balance – December 31, 2008	1,995,000
Options issued	200,000
Exercised	—
Forfeited or expired	—
Ending balance – December 31, 2008	2,195,000

On January 12, 2009, we issued options to purchase an aggregate of 100,000 shares of our common stock to out consultants for services rendered.  The exercise price for each option is $2.00 per share and each option vested immediately upon the issuance.

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

Series A Preferred Stock

The Series A Preferred Stock is redeemable on December 31, 2010 and convertible into shares of common stock at $2.00 subject to adjustment should the Company issue future common stock at a lesser price.  As a result, the Company elected to record their hybrid instrument, preferred stock and conversion option together, at fair value in accordance with SFAS 133.  Subsequent reporting period changes in fair value are to be reported in the statement of operations.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to placement agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance and must be measured initially at fair value.”  Therefore, after the initial recording of the Series A Stock based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a loss.

The valuation of the Series A Preferred at March 31, 2009 is as follows:

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Security	Face Value	Fair Value	Allocation of proceeds	Proceeds in excess of fair value
Series A Preferred	$15,000,000	$11,809,196	$13,459,474	1,650,278
Warrants	—	115,275	1,540,526	1,425,251

	$15,000,000	$11,924,471	$15,000,000	$3,075,529

On April 14, 2009, the Company received a Notice of Triggering Event Redemption purportedly pursuant to a redemption option provided under the Certificate of Designation, as more fully discussed in Note 10.  As such the Company  has reflected the Series A Preferred Stock  liability as  a current liability.  The Company is precluded from satisfying such a demand, due to its lack of sufficient surplus as such term is defined under Delaware law to effect the redemption demand, and restrictions under our revolving line of credit would nevertheless prohibit any such redemption.

For the three months ended March 31, 2009 and 2008, the Company has recorded a net loss on adjustment of fair value of their Series A Preferred of $694,454 and $1,428,665, respectively.

Investor Warrants

In connection with the closings under the Purchase Agreement, Investor Warrants to purchase up to 3,750,000 shares of Common Stock at $2.40 per share were issued in addition to the 15,000 shares of Series A Preferred.  The warrant holder has a right based on certain events to “put” the warrant back to the Company and receive cash.  As such the Company has recorded the warrant as a derivative liability at fair value with changes in fair value reported in the statement of operations in accordance with SFAS 133.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred financing.  Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as Other Assets on the balance sheet and is amortized as additional financing costs over the term of the Series A Preferred using the interest method.

Deferred financing costs included the following:

Placement agent costs	$900,000
Investor expenses	60,000
Legal and other related costs	941,769
Fair market value of placement agent warrants	511,742
Less: amortization	(576,691)
Deferred financing costs, net	$1,836,820

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

2008

Contract Revenues Earned	$685,210
Cost of Revenues Earned	131,642
Gross Profit	553,568
Operating Expenses	(554,057)
Other Expenses	—
Net Loss	$(489)

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividend rate of 12%, as well as $70,000.00 in legal fees and expenses incurred in connection with the negotiations relating to the breach of the Financial Covenants pursuant to the forbearance letter dated February 13, 2009.  Due to restrictions on the payment of dividends under our revolving line of credit with TD Bank, the Company has not paid dividends on the Series A Preferred for 2009.

The Company currently does not have sufficient surplus as such term is defined under Delaware law to effect the redemption sought by the Series A Preferred Stockholder, and restrictions under the Company’s revolving line of credit would nevertheless prohibit any such redemption.  The Company continues to value the Series A Preferred Stock and Investor Warrants at its fair value as of March 31, 2009 of 11,924,471.

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

        We recognized $154,636 and $33,685  in stock compensation expense as of March 31, 2009 and March 31, 2008, respectively.

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

Series A Convertible Preferred Stock

        The Series A Convertible Preferred Stock (or Series A Preferred) is redeemable on December 31, 2010 and convertible into shares of common stock at $2.00 subject to adjustment should we issue future common stock at a lesser price.  As a result, we have elected to record its hybrid instrument, preferred stock and conversion option together, at fair value in accordance with SFAS 133.  Subsequent reporting period changes in fair value are to be reported in the statement of operations.

        The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to placement agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance and must be measured initially at fair value.  Therefore, after the initial recording of the Series A Stock based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a loss.  On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9,832,497. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3,626,977.  These liabilities were subsequently adjusted to fair value as of March 31, 2009, which resulted in a net loss of $694,454. As of March 31, 2009, the Series A Preferred liability was $11,809,196.

        Investor Warrants.    The warrants issued with the Series A Preferred (or Investor Warrants) meet the criteria under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 133, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. On March 7, 2007, the date of initial issuance, we recorded a derivative liability of $1,142,503. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $398,023.  As of December 31, 2008, the Investor Warrant liability was $115,275.  These liabilities were subsequently adjusted to fair value as of March 31, 2009, which resulted in a net gain of $14,054.  The Investor Warrants meet the criteria under EITF 01-6 “The Meaning of Indexed to a Company’s Own Stock”, which provides guidance as to whether a contract is indexed to a company’s own stock. However, since the warrants do not meet the criteria for reporting as an equity instruments under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of the Investor Warrants is included as a current liability.

        Placement Agent Warrants.    The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants are recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we satisfy the criteria for classification of the Placement Agent Warrants as equity. We have recorded the corresponding amount recorded as a Deferred Financing Cost. Since the Series A Preferred and Investor Warrants are classified as liabilities, the carrying value of the Placement Agent Warrants has been recorded as an other asset and is amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, we recorded $1,033,433 and $868,336 in deferred financing costs and amortized $147,424 as interest expense as of March 31, 2009.

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

General and Administrative Expenses.  General and administrative expenses from continuing operations for the three months ended March 31, 2009 and March 31, 2008 were approximately $2.1 million and $1.4 million, respectively.  The increase of approximately $700,000, or 50%, was primarily due to general increases in expenses, such as general and liability insurance, rent and general supplies, which approximated $190,000.  We also incurred additional general and administrative expenses associated with the facilities for our physical security product business of approximately $60,000.  We also incurred approximately $350,000 in legal expenses associated with ongoing litigation.

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

Depreciation expense.  Depreciation expense was approximately $241,000 and $135,000 for the three months ended March 31, 2009 and March 31, 2008, respectively.  The increase of

$106,000, or 79%, was the result of our higher property and equipment balance as of March 31, 2009 versus March 31, 2008.  This increase was the result of additional leasehold improvements and equipment associated with the expansion of our facility during 2008, property and equipment purchased 2008 for our physical security product business, and T2 equipment.  This higher capital balance as of March 31, 2009 resulted in higher depreciation expense.

Other (income) and expense.  As a result of our agreement to sell our Series A Convertible Preferred Stock and warrants to purchase common stock, we incurred losses which occurred upon the valuation of the stock.  Such valuation took into account the features, rights and obligations of the convertible preferred stock, which ultimately resulted in a higher fair value than the proceeds received.  Since the Series A Convertible Preferred Stock and related Investor Warrants are required to be recorded at fair value, we recorded a loss on such securities.  We experienced a loss on adjustment of fair value with respect to our Series A Convertible Preferred Stock of $694,000 and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.  We also recognized a gain of approximately $81,000 and a loss on the related investor warrants of $107,000 as of March 31, 2009 and 2008, respectively.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Convertible Preferred Stock of $290,320 and $54,752 for the three months ended March 31, 2009 and 2008.  We also incurred interest expense of $375,000 for the three months ended March 31, 2009 associated with dividends accrued on our Series A Convertible Preferred Stock.

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

Cash Flows from Operating Activities. Net cash used in operating activities was approximately $807,000 for the three months ended March 31, 2009 compared to net cash used in operating activities of approximately $2.0 million for the three months ended March 31, 2008.  Net cash used in operating activities in 2009 consisted primarily of changes in our operating assets and liabilities of approximately $400,000, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $1.5 million and $580,000, respectively, reflects the increases in projects in process as of March 31, 2009.  Our prepaid expenses and other current assets decreased approximately $43,000 due to amounts paid in advance in connection with the prepayment of legal expense and marketing expenses.  Net cash used in operating activities for the three months ended March 31, 2008 consisted primarily of changes in operating assets and liabilities of approximately $1.3 million, including changes in accounts receivable, cost in excess of billing, accounts payable and accrued liabilities.  These changes in accounts receivable and cost in excess of billing resulted from the increase in projects completed and invoiced to customers.  In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out.

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

Net Cash Used In Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was approximately $66,000 and $488,000, respectively.  Net cash used in investing activities during these periods consisted primarily of cash paid for the acquisition of equipment and leasehold improvements and cash paid out for the acquisition of assets in excess of cash received.

Net Cash Provided by Financing Activities.  Net cash provided by financing for the three months ended March 31, 2009 and 2008 was approximately $583,000 and $10.7 million, respectively. Net cash provided by financing activities during 2009 consisted of proceeds from the line of credit of approximately $583,000.  Net cash provided by financing activities during 2008 consisted primarily of proceeds of $11.3 million received from the sale of the Series A Preferred Stock, net of deferred financing costs of $658,500, and approximately $70,000 received from the term loan, offset by repayments of short term financing of approximately $6,300.

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

AMERICAN DEFENSE SYSTEMS, INC.

Date: April 15, 2010	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.