Form 10-Q/A
period 2009-06-30
AMERICAN DEFENSE SYSTEMS INC
filed 2010-04-15
CIK 1260996

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, initially filed with the Securities and Exchange Commission on August 14, 2009 (the “Original Filing”), is being filed to restate our consolidated financial statements at, and for the three and six month periods ended, June 30, 2009 and the notes related thereto and the related sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Management, with the concurrence of the Audit Committee of our Board of Directors, has concluded that the financial statements included in the Original Filing should be restated and no longer be relied upon due to (i) incorrect balance sheet classifications of our Series A Convertible Preferred Stock and warrants to purchase our common stock, and related incorrect recording of the changes in fair value of such reclassified warrants, (ii) incorrect recording of the modification to the investor warrants related to the Series A Convertible Preferred Stock as a change in fair value rather than a constructive debt extinguishment, (iii) incorrect recording of the dividends on our Series A Convertible Preferred Stock as dividends rather than as interest expense on our statement of operations, (iv) the capitalization of certain legal expenditures on our balance sheet that should have been expensed on our statement of operations, (v) certain costs relating to the registration and exchange listing of our common stock originally included in additional paid in capital on our balance sheet that should have been expensed on our statement of operations, (vi) incorrect balance sheet classification of our Assets from Discontinued Operations and Liabilities from Discontinued Operations, (vii) stock-based compensation expense with respect to stock option and common stock grants made to an employee and certain directors that should have been added to our statement of operations, and (viii) incorrect balance sheet classification of an asset from a prior asset acquisition.  See Note 2 in the Notes to Consolidated Financial Statements included in this Amendment No. 1 for a discussion of the corrections and a reconciliation of amounts previously reported to those shown herein.

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

Although this Amendment No. 1 sets forth the Original Filing in its entirety, this Amendment No. 1 only amends and restates Items 1 and 2 of Part I of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and to update our assessment of our internal controls and procedures at June 30, 2009 as set forth in Part I, Item 4 to reflect the effects of the restatement, and Part II, Item 6 to reflect the filing of currently dated certifications of our chief executive officer and chief financial officer.  No other information in the Original Filing is amended hereby.

Except for the foregoing amended and restated information, this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART I

Item 1.    Consolidated Financial Statements

 AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$348,662	$374,457
Accounts receivable, net	8,610,578	4,981,150
Inventory	837,597	621,048
Prepaid expenses and other current assets	2,666,102	2,088,801
Costs in excess of billings on uncompleted contracts	8,292,995	7,143,089
Deposits	309,685	437,496
Assets of discontinued operations	—	736,613

TOTAL CURRENT ASSETS	21,065,619	16,382,654

PROPERTY and EQUIPMENT, net	3,524,693	3,743,936
DEFERRED FINANCING COSTS, net	2,081,006	1,500,533
NOTES RECEIVABLE	925,000	925,000
INTANGIBLE ASSETS	606,000	606,000
GOODWILL	450,000	450,000
DEFERRED TAX ASSET	1,167,832	1,167,832
OTHER ASSETS	159,560	159,560

TOTAL ASSETS	$29,979,710	$24,935,515

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,520,627	$2,480,652
Accrued expenses	396,163	755,615
Loan payable	55,490	—
Line of credit	1,429,789	76,832
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	7,500,000	10,981,577
Warrant liabilities	97,435	90,409
Liabilities of discontinued operations	—	736,613

TOTAL CURRENT LIABILITIES	15,999,504	15,121,698

LONG TERM LIABILITIES
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	4,723,642	—
Warrant liabilities	—	—

TOTAL LIABILITIES	20,723,146	15,121,698

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.001 par value: 100,000,000 shares authorized, 45,506,000 and 39,585,960 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	45,506	39,586
Additional paid in capital	14,184,752	11,096,031
Accumulated deficit	(4,973,694)	(1,321,800)

TOTAL SHAREHOLDERS’ EQUITY	9,256,564	9,813,817

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,979,710	$24,935,515

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)

CONTRACT REVENUES EARNED	$14,033,575	$9,224,451	$23,523,277	$17,959,361

COST OF REVENUES EARNED	8,659,865	6,009,447	14,112,974	11,344,483

GROSS PROFIT	5,373,710	3,215,004	9,410,303	6,614,878

OPERATING EXPENSES
General and administrative expenses	2,223,336	993,429	4,297,331	2,367,680
General and administrative salaries	1,022,366	1,097,243	2,095,403	2,254,651
Marketing	723,779	727,260	1,457,573	1,359,567
T2 expenses	124,070	—	237,672	—
Research and development	16,841	203,956	203,227	369,152
Settlement of litigation	63,441	—	63,441	57,377
Depreciation	278,083	147,666	519,412	282,435
Total operating expenses	4,451,916	3,169,544	8,874,059	6,690,862

INCOME (LOSS) FROM OPERATIONS	921,794	45,450	536,244	(75,984)

OTHER INCOME (EXPENSE)

Unrealized gain (loss) on adjustment of fair value Series A convertible preferred stock classified as a liability	9,142	2,605,159	(685,312)	1,176,494
Unrealized gain (loss) on warrant liabilities	(107,022)	1,421,432	(26,350)	1,313,843
Loss on deemed extinguishment of debt	(2,613,630)	—	(2,613,630)	—
Other income (expense)	(12,730)	10,159	(12,730)	(3,423)
Interest expense	(438,421)	(244,264)	(781,151)	(310,651)
Interest expense - mandatory redeemable preferred stock	(374,380)	(401,252)	(749,380)	(401,252)
Interest income	10	48,305	8,856	90,081
Total other income (expense)	(3,537,031)	3,439,539	(4,859,697)	1,865,092

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,615,237)	3,484,989	(4,323,453)	1,789,108

INCOME TAX PROVISION (BENEFIT)		—		—

LOSS FROM CONTINUING OPERATIONS	(2,615,237)	3,484,989	(4,323,453)	1,789,108

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES
Loss from operations of discontinued division	—	(115,007)	—	(115,496)
Loss from disposal of discontinued division	—	—	—	—
	—	(115,007)	—	(115,496)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,615,237)	$3,369,982	$(4,323,453)	$1,673,612

Weighted Average Shares Outstanding - Basic and Diluted	41,484,307	39,204,753	41,484,307	39,069,337

EARNINGS PER SHARE - Basic and Diluted Income from continuing operations	$(0.06)	$0.09	$(0.10)	$0.03
(Loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.06)	$0.09	$(0.10)	$0.03

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(Restated)

Cash flows from operating activities:
Net income (loss)	$(4,323,453)	$1,210,721

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Change in fair value associated with preferred stock and warrants	711,662	(2,490,337)
Loss on deemed extinguishment of debt	2,613,630	—
Stock based compensation expense	221,692	54,297
Amortization of deferred financing costs	297,916	147,747
Discount on Series A preferred stock	269,104	154,604
Depreciation and amortization	519,412	282,435
Issuance of stock toward payment of accrued interest	1,199,380
Changes in operating assets and liabilities:
Accounts receivable	(3,629,428)	1,219,538
Inventories	(216,549)	(533,907)
Deposits and other assets	127,811	(48,410)
Cost in excess of billing on uncompleted contracts	(1,149,906)	(3,450,334)
Prepaid expenses and other assets	(577,039)	(621,405)
Accounts payable and accrued expenses	3,603,243	(435,184)
Due to related party	—	262,741

Net cash used in continuing operating activities	(332,525)	(4,247,494)

Cash flows from continuing investing activities:
Purchase of equipment	(300,169)	(2,239,575)
Investment in affiliate	—	(1,669,350)
Advances for future acquisitions	—	(387,350)
Cash paid for acquisition in excess of cash received	—	(100,000)

Net cash used in investing activities	(300,169)	(4,396,275)

Cash flows from continuing financing activities:
Proceeds from notes payable	—	62,970
Proceeds from line of credit	1,429,789	—
Proceeds from sale of stock	—	194,000
Repayments of short term financing	55,490	(12,684)
Proceeds from sale of Series A Convertible
Preferred Shares	—	15,000,000
Deferred financing costs	(878,380)	(1,466,886)

Net cash provided by financing activities	606,899	13,777,400

NET INCREASE (DECREASE) IN CASH	(25,795)	5,133,631

CASH AT BEGINNING OF YEAR	374,457	1,479,886

CASH AT END OF PERIOD	$348,662	$6,613,517

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$25,157	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Stock options issued in lieu of cash for compensation	$214,131	$54,297
Common stock issued in lieu of cash	$156,847	$—
Common stock issued as payment toward accrued and future interest	$1,199,380	$—
Common stock issued in connection with investor warrants	$2,550,000	$—

Assets and liabilities received in acquisition American Anti-Ram, Inc.

Fixed assets	$—	$30,000
Inventory	$—	$120,000
Goodwill	$—	$280,000
Accounts payable and accrued expense	$—	$(30,000)
Notes payable	$—	$—
Shares issuable in connection with acquisition	$—	$(200,000)
Cash paid in connection with acquisition	$—	$(100,000)
Amounts due to American Anti-Ram, Inc.	$—	$(100,000)

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

Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Debt Extinguishment

The Company accounted for the effects of the May 22, 2009 settlement agreements (see Note 7) in accordance with the guidelines enumerated in EITF Issue No. 96-19 “ Debtor’s Accounting for a Modification of Exchange of Debt Instruments.”  EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt.  EITF 96-19 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modifications.

The Company evaluated the modification of the payment terms and the related adjustment to financial instruments to determine whether these modifications resulted in the issuance of a substantially different instrument.  The Company determined after giving effect to the  changes in the due dates of payments and the consideration paid to the debt holders, in the form of reduced conversion and exercise prices, that the Company had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument.  Accordingly, the Company recorded a loss on the extinguishment of debt in the amount of $2,613,630 which represented the difference in the carrying value of the old debt and fair value of the new debt.  The debt instrument charge is included in the accompanying statement of operations for the three and six months ended June 30, 2009.

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

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The implementation of FSP FAS No. 157-4 did not have a material on the Company’s consolidated financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ”. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

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

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued FSP EITF Issue No. 07-5 (FSP EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  FSP EITF 07-5 provides guidance for determining whether and equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.  FSP EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative.  This issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own s tock, regardless of whether the instrument has all the characteristics of a derivative.  FSP EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP EITF 07-5 had a material impact on the Company’s consolidated financial statements.

Disclosure and Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 changed the disclosures of derivative instruments held by the Company’s consolidated financial statements.

2.      Restatements

On November 20, 2009, the Company’s management and the Audit Committee of its Board of Directors concluded that the Company’s consolidated financial statements as of and for the year ended December 31, 2008 and the interim periods within the year, as of and for the three months ended March 31, 2009, and as of and for the three and six months ended June 30, 2009 should be restated and should no longer be relied upon as a result of certain errors discovered as described below.

Series A Convertible Preferred Stock:

On April 14, 2009, the Company received a Notice of Triggering Event Redemption from the holder of 94% of the Series A Convertible Preferred Stock. The notice demanded the full redemption of the holders’ shares of Series A Convertible Preferred Stock pursuant to a right to require the Company to redeem shares of Series A Convertible Preferred Stock provided under

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock.  The redemption right purportedly was triggered by the Company’s breach of certain covenants under a Consent and Agreement, dated May 23, 2008, between the Company and holders of the Series A Convertible Preferred Stock, which agreement and covenants are discussed in Note 7.  Although such redemption notice had been received, the Series A Convertible Preferred Stock continued to be reflected as a long term liability as of December 31, 2008 and June 30, 2009 due to restrictions that precluded the Company from satisfying such demand.  These restrictions were imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), the Company’s state of incorporation, which would prohibit the Company from satisfying such redemption demand due to its lack of sufficient surplus, as such term is defined under the DGCL.  In addition, the Company was restricted, under its revolving line of credit with TD Bank, from effecting such a redemption.  Based on these external restrictions, management determined that the Company could not have satisfied the redemption demand without violating Delaware law and its contractual obligations under its credit facility with TD Bank.  In May 2009, the Company and the holders of the Series A Convertible Preferred Stock entered into a Settlement Agreement in respect of the foregoing which provides that $7,500,000 in stated value of December 31, 2009.  See Note 7 for a discussion of the Settlement Agreement.

Management has reconsidered the classification of the Series A Convertible Preferred Stock and determined that, notwithstanding the legal and contractual restrictions to satisfying the demanded redemption, the obligation to redeem such preferred stock purportedly remained outstanding.  Accordingly, management concluded that the Series A Convertible Preferred Stock should be classified as a current liability as of December 31, 2008 and that $7,500,000 in stated value of such preferred stock should be classified as a current liability as of June 30, 2009 rather than a long term liability, in accordance with paragraph 5 of Statement of Financial Accounting Standard 78, which indicates that liabilities due within one year should be presented within the financial statements as current liabilities.

Investor Warrants:

The company has restated its financial statements as of December 31, 2008 and June 30, 2009 to reclassify its derivative warrant liability associated with its warrants issued to the investors in the Series A Convertible Preferred Stock (see Note 7).  The warrants contain features that allow the holder to request that the Company repurchase the warrant upon the occurrence of certain events as defined in the warrant. The Company re-evaluated the classification of this liability and determined that the warrant holders’ right to “put” the warrant to the Company represented the ability to request cash on demand and as such should be classified as a current liability. The Company previously recorded the warrant liability as a long term liability.

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

Adoption of EITF 07-5

Effective January 1, 2009, the Company was required to analyze its outstanding financial instruments following the guidance of EITF 07-5: and that pronouncements effect in interpreting Statement of Financial Accounting Standards (“SFAS”) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company determined that

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

certain warrants issued in 2005, 2006 and 2008 contained provisions whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share could no longer be viewed as indexed to the Company’s common stock. As such, the Company should have changed the accounting for this warrant to a “derivative” at fair value under SFAS 133. As a result the Company recorded the warrant liability at the fair value of the warrant of $166,775 as of January 1, 2009 and reclassified its issuance date fair value from additional paid-in-capital. The cumulative effect on adoption of EITF 07-5 as of January 1, 2009 is as follows:

	Additional Paid in Capital	Accumulated Deficit
Balance December 31, 2008	$11,096,031	$(1,321,800)
Cumulative effect of a change in accounting principle	(837, 954)	672,179

Balance — January 1, 2009	$10,258,077	$(649,621)

The derivative warrant liability is recorded at fair value in each subsequent reporting period with changes in fair value recorded in the statement of operations.

Certain legal expenses recorded as current assets:

The Company has restated its financial statements as of December 31, 2008 and for the year then ended and as of June 30, 2009 and for the three and six months then ended to reclassify and expense certain legal fees that were originally capitalized in prepaid expenses and other current assets.  The legal expenses pertained to fees incurred related to a lawsuit and certain costs incurred in connection with the Series A Redeemable Convertible Preferred Stock.  The litigation fees of approximately $227,000, as of December 31, 2008, should have been expensed as incurred and while the Series A Redeemable Convertible Preferred Stock fees of approximately $222,700, as of December 31, 2008, should have been recorded as deferred financing costs rather than as a current asset. This revision was and continues to be immaterial to the statement of operations for the year ended December 31, 2008, however upon a SAB 99 and 108 analysis performed subsequently by management, it was deemed necessary to record this adjustment to keep the 2009 interim period financial statements from being materially misstated.

For the three and six months ended June 30, 2009, litigation fees of approximately $422,000 and $774,000 should have been expensed as incurred.  The Company also incurred costs in connection with its Series A Redeemable Convertible Preferred Stock in the amount of $329,000 and $814,000 for the three and six months ended June 30, 2009.  Such costs should have been recorded as deferred financing costs rather than as a current asset.  Additionally the amortization of these deferred financing costs should been recorded as interest expense during the year ended 2008 and the interim periods in 2009. The company previously recorded this amortization in general and administrative expense.

Dividends Paid:

The company has restated its financial statements for the three and six months ended June 30, 2009 to reclassify on its Statement of Operations its presentation of dividends accrued on its Series A Convertible Preferred Stock.  Under SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company is required to present dividends paid to its Preferred Stockholders as interest expense due to the mandatory redemption feature on its Series A Convertible Preferred Stock.  The Company re-evaluated its presentation of Preferred Stock Dividends Accrued on its Statement of Operations and reclassified approximately $375,000 and $750,000 in dividends accrued to interest expense for the three and six months ended June 30, 2009.

Registration Costs:

The Company has restated its financial statements as of December 31, 2008 to reclass approximately $1,561,000 of costs related to the registration of the Company’s common stock with the SEC and listing on the American Stock Exchange.  The $1,561,000 costs were originally booked to the Company’s APIC account and reflected accordingly in the Company’s 2008 financial statements.  Based on additional analyses and research of the $1,561,000 costs, the Company has concluded that a more appropriate and conservative accounting treatment would have been to expense such costs when incurred rather than charged directly to additional paid in capital.  Consequently, the Company has determined it should restate its financial statements and expense the $1,561,000 costs when incurred.  Management also notes there is no affect on total stockholders’ equity as a result of the restatement.  However, the restatement will increase the net loss for the year ended December 31, 2008 and more accurately reflect retained earnings (accumulated deficit) and additional paid in capital and will result in retained earnings being an accumulated deficit.

Deemed Extinguishment of Debt:

As disclosed in Note 1 the Company entered into a settlement agreement with its Series A preferred stock holder on May 22, 2009 which resulted in a loss of $2,613,630 for the three months ended June 30, 2009 on the deemed extinguishment of the debt in accordance with the guidelines enumerated in EITF Issue No. 96-19 “ Debtor’s Accounting for a Modification of Exchange of Debt Instruments.” Previously this loss had been reported as part of the unrealized gain (loss) on adjustment of fair value of the Series A preferred stock and warrant liabilities.

Stock based Compensation

The Company, in reviewing its stock based compensation expense, determined that it had not recorded certain expenses totaling $125,442 for the three months ended March 31, 2009 and $41,229 and $166,671 for the three and six months ended June 30, 2009 related to the grant of common stock and stock options to an employee and certain directors.

Management has conducted an additional review of whether the matters discussed above were material under Staff Accounting Bulletin No. 99, “Materiality” and Staff Accounting Bulletin No. 108, “Considering Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements” for the 2008, 2009 periods. Management determined that the above errors were material for the year ended December 31, 2008 and the three and six months ended June 30, 2009.  Accordingly, management recommended to the Audit Committee that a restatement was required.

The effect of the restatements on specific amounts provided in the condensed consolidated financial statements is as follows:

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

AMERICAN DEFENSE SYSTEMS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2009		As of December 31, 2008
	As Previously Recorded	As Restated	As Previously Recorded	As Restated

ASSETS

CURRENT ASSETS
Prepaid expenses and other current assets	$4,933,040	$2,666,102	$3,144,601	$2,088,801
Assets of discontinued operations	—	—	—	736,613

TOTAL CURRENT ASSETS	23,332,557	21,065,619	16,701,841	16,382,654

DEFERRED FINANCING COSTS, net	979,917	2,081,006	1,277,833	1,500,533
INTANGIBLE ASSET	—	606,000	—	606,000
ASSETS OF DISCONTINUED OPERATIONS	—	—	736,613	—

TOTAL ASSETS	$30,539,559	$29,979,710	$25,162,615	$24,935,515

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	6,519,987	6,520,627	—	—
Accrued expenses	898,163	396,163	—	—
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	—	7,500,000	—	10,981,577
Warrant liabilities	—	97,435	—	90,409
Liabilities of discontinued operations	—	—	—	736,613

TOTAL CURRENT LIABILITIES	8,903,429	15,999,504	3,313,099	15,121,698

LONG TERM LIABILITIES
Preferred stock, $.001 par value, 5,000,000 shares authorized, 15,000 shares designated as mandatorily redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares issued and outstanding	12,223,642	4,723,642	10,981,577	—
Warrant liabilities	—	—	90,409	—
Liabilities of discontinued operations	—	—	736,613	—

TOTAL LIABILITIES	21,127,071	20,723,146	15,121,698	15,121,698

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock	45,281	45,506	—	—
Additional paid in capital	12,844,845	14,184,252	9,534,616	11,096,031
Retained earnings (accumulated deficit)	(3,477,638)	(4,973,694)	466,715	(1,321,800)

TOTAL SHAREHOLDERS’ EQUITY	9,412,488	9,256,564	10,040,917	9,813,817

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,539,559	$29,979,710	$25,162,615	$24,935,515

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	As Previously Recorded	As Restated	As Previously Recorded	As Restated

OPERATING EXPENSES
General and administrative expenses	1,889,767	2,223,336	3,538,245	4,297,331
Total operating expenses	4,118,347	4,451,916	8,114,973	8,874,059

INCOME FROM OPERATIONS	1,255,363	921,794	1,295,330	536,244

OTHER INCOME (EXPENSE)

Unrealized gain (loss) on adjustment of fair value Series A convertible preferred stock classified as a liability	(278,507)	9,142	(972,961)	(685,312)
Unrealized gain (loss) on warrant liabilities	(2,434,725)	(107,022)	(2,420,671)	(26,350)
Loss on deemed extinguishment of debt	—	(2,613,630)	—	(2,613,630)
Interest expense	(301,857)	(438,421)	(592,177)	(781,151)
Interest expense - mandatory redeemable preferred stock	—	(374,480)	—	(749,380)
Total other income (expense)	(3,027,809)	(3,537,031)	(3,989,683)	(4,859,697)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,772,446)	(2,615,237)	(2,694,353)	(4,323,453)

INCOME TAX PROVISION (BENEFIT)	500,000	—	500,000	—

LOSS FROM CONTINUING OPERATIONS	(2,272,446)	(2,615,237)	(3,194,353)	(4,323,453)

NET LOSS	(2,272,446)	(2,615,237)	(3,194,353)	(4,323,453)

PREFERRED STOCK DIVIDENDS ACCRUED	(375,000)	—	(749,380)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,647,446)	$(2,615,237)	$(3,943,733)	$(4,323,453)

Basic and Fully Diluted Net Income (Loss) Per Share Attributable to Common Shareholders	$(0.06)	$(0.06)	$(0.10)	$(0.10)

Weighted Average Shares Outstanding	41,484,307	41,484,307	41,484,307	41,484,307

EARNINGS PER SHARE - Basic and diluted
Income from continuing operations	$(0.06)	$(0.06)	$(0.10)	$(0.10)
(Loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(0.06)	$(0.06)	$(0.10)	$(0.10)

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

4.      PROPERTY AND EQUIPMENT

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

Financing

As of June 30, 2009, the Company had access to a $2.5 million line of credit with TD Bank, f/k/a Commerce Bank.  This line of credit allows the Company to borrow up to the amount specified above, limited to 80% — 85% of the total accounts receivable.  Under the line of credit, the

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Company is charged interest at 1.75% over the libor rate.  The line of credit repayment terms are due upon demand.  The balance as of June 30, 2009 was $1,429,789.  See Note 9.

6.      STOCKHOLDERS’ EQUITY

Warrants

2005 Warrants

On June 30, 2005, in connection with the closing of its 2005 private placement offering, the Company issued purchase warrants for up to 555,790 shares of common stock at the exercise price of $1.10 per share and with the expiration date of June 30, 2010 (the “2005 Warrant”). Subsequent to the issuance of the 2005 Warrant, the Company issued common stock at an effective price per share of $1.00 and, in accordance with the terms of the 2005 Warrants agreement, the exercise price was adjusted to $1.00 per share and resulted in 611,369 warrants. The following is a summary of the 2005 Warrants outstanding as of June 30, 2009:

	2005 Warrants	Exercise Price
Beginning balance, January 1, 2009	576,587	$1.00
Add: Grants	—	n/a
Less: Exercised	—	n/a
Ending balance, June 30, 2009	576,587	$1.00

2006 Warrants

On October 24, 2006, in accordance with the terms and conditions of the Company’s closing of its 2005 private placement offering, the Company issued purchase warrants for up to 179,175 shares of common stock at the exercise price of $1.10 per share and with the expiration date of June 30, 2010 (the “2006 Warrant”). Subsequent to the issuance of the 2006 Warrant, the Company issued common stock at an effective price per share of $1.00 and, in accordance with the terms of the 2006 Warrants agreement, the exercise price was adjusted to $1.00 per share and resulted in 17,918 warrants. The following is a summary of the 2006 Warrants outstanding as of June 30, 2009:

	2006 Warrants	Exercise Price
Beginning balance, January 1, 2009	197,093	$1.00
Add: Grants	—	—
Less: Exercised	—	n/a
Ending balance, June 30, 2009	197,093	$1.00

Stock Option Plan

The following is a summary of stock options outstanding at June 30, 2009:

Beginning balance — December 31, 2008	1,995,000
Options issued	200,000
Exercised	—
Forfeited or expired	—
Ending balance — June 30, 2009	2,195,000

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

Settlement Agreements

In connection with a Notice of Triggering Event Redemption received by the Company, on May 22, 2009 the Company entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders (the “Settlement Agreement”) pursuant to which, among other things, (i) the Series A Holders waived any breach by the Company of certain financial covenants or its obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009, and waived any “Equity Conditions Failure” and any “Triggering Event” under the Certificate of Designation otherwise arising from such breaches, (ii) the Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share, (iii) the Company issued the Holders an aggregate of 2,000,000 shares of the Company’s common stock (the “Dividend Shares”), in full satisfaction of the Company’s obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

September 30, 2009, and (iv) the Company agreed to redeem $7,500,000 in stated value of the Series A Preferred by December 31, 2009.  The Company agreed that, if it fails to so redeem $7,500,000 in stated value of the Series A Preferred by that date (a “Redemption Failure”), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by the Company will increase by an amount equal to 10% of the stated value, (ii) the Company will use its best efforts to obtain stockholder approval to reduce the conversion price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred is convertible), and (iii) the Company will expand the size of its board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use its best efforts to amend the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board. The Company recorded a loss of $2,613,630 as a result of the settlement agreement in accordance with EITF 96-19 (see Note 1).

Because the Settlement Agreement provides that $7,500,000 in stated value of the Series A Preferred is to be redeemed at December 31, 2009, the Company continues to record the $7,500,000 of such Series A Preferred as a current liability and reclassified the remaining fair value of the Series A Preferred of $4,723,642 to a long term liability at June 30, 2009.

Pursuant to the terms of the Settlement Agreement, on May 22, 2009, the Company entered into a Registration Rights Agreement with the Series A Holders pursuant to which, among other things, the Company agreed to file with the Securities and Exchange Commission, by June 1, 2009, a registration statement covering the resale of the Dividend Shares, and to use its best efforts to have such registration statement declared effective as soon as practicable thereafter.  The Company further agreed with Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the Investor Warrants in May and June 2009.  A registration statement was filed, and subsequently declared effective on August 10, 2009.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Accounting for the Series A Preferred

The Series A Preferred Stock is redeemable with $7,500,000 due on December 31, 2009 and $7,500,00 due on December 31, 2010 and convertible into shares of common stock at $2.00 subject to adjustment should the Company issue future common stock at a lesser price.  As a result the Company elected to record the hybrid instrument, preferred stock and conversion option together, at fair value in accordance with SFAS 133. Subsequent reporting period changes in fair value are to be reported in the statement of operations.

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

For the six months ended June 30, 2009, the Company has recorded a net loss on adjustment of the Series A Preferred to fair value in the amount of $685,312.

Presentation for the Series A Preferred

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

In connection with the Settlement Agreement entered into on May 22, 2009, as noted above, the warrants were amended to reduce the exercise price from $2.40 to $.01.  As a result, the warrants were considered exercised as of the date of the agreement.  The Company determined that the fair value of the warrants at the date of the Settlement Agreement was $2,550,683.  This loss from the increase in the fair value of the warrants as of the date of the settlement has been recorded within the Company’s Statement of Operations for the three and six months ended June 30, 2009.  For the three and six months ended June 30, 2009, as part of the loss on deemed extinguishment of debt (see Note 1) the Company has recorded a net loss on adjustment of the investor warrants to fair value in the amount of 107,022 and $26,350 respectively.

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

Deferred financing costs included the following as of June 30, 2009:

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Placement agent costs	$900,000
Investor expenses	60,000
Legal and other related costs	1,336,437
Fair market value of placement agent warrants	511,742
Less: amortization	(727,173)
Deferred financing costs, net	$2,081,006

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

The Company’s financial liabilities carried at fair value as of June 30, 2009 are the Series A Preferred and derivative warrants.  Since the Series A Preferred valuation utilizes certain unobservable inputs that are based upon estimate, including estimates on the initial stock prices, volatility based upon comparable companies and estimation of equity and debt positions, the Company considers this to be a Level III input.  The Company’s derivative Warrants were also carried at fair value and were considered valued using a Level III input, through the date of settlement.

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2009, are as follows:

		Fair Value Measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3
Liabilitites:
Series A Preferred Shares	$12,223,642	$—	$—	$12,223,642
Warrant Derivatives	$97,435	$—	$—	$97,435
Total Liabilities:	$12,321,077	$—	$—	$12,321,077

		Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilitites:
Series A Preferred Shares	$10,981,577	$—	$—	$10,981,577
Warrant Derivatives	$90,409	$—	$—	$90,409
Total Liabilities:	$11,071,986	$—	$—	$11,071,986

The following is a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Description	(Level 3)
Liabilities
Balance at January 1, 2009	$11,071,986
Cumulative effect of the change in accounting principal, January 1, 2009	165,775
Change in fair value included in operations	1,083,316
Balance , June 30, 2009	$12,321,077

8.      DISCONTINUED OPERATIONS

On January 2, 2009, the Company entered into an agreement with the prior owners of TAG to sell the assets and liabilities back to TAG.  TAG was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent TAG’s operations and have been segregated from continuing operations and reported as discontinued operations for the six months ended June 30, 2008.

2008

Contract Revenues Earned	$596,837
Cost of Revenues Earned	(424,090)
Gross Profit	172,747
Operating Expenses	(288,727)
Other Expenses	484
Net Loss	$(115,496)

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

The following is a summary of assets and liabilities of TAG discontinued operations as of December 31, 2008.

2008

Assets
Cash	$75,103
Inventory	591,688
Prepaid Expenses	174
Property and Equipment, net	69,648
Deferred Financing Costs	—
Total Assets	$736,613

Liabilities
Accounts Payable	$700,287
Short Term Notes	36,326
Total Liabilities	$736,613

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

We recognized $211,692 and $54,297 in stock compensation expense for the six months ended June 30, 2009 and 2008, respectively.

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

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

The Series A Convertible Preferred Stock (or Series A Preferred) is redeemable with $7,500,000 due on December 31, 2009 and $7,500,00 due on December 31, 2010 and convertible into shares of common stock at $2.00 subject to adjustment should we issue future common stock at a lesser price. As a result, we have elected to record the hybrid instrument, preferred stock and conversion option together, at fair value in accordance with SFAS 133. Subsequent reporting period changes in fair value are to be reported in the statement of operations.

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

2005 Warrants and 2006 Warrants

Upon issuance, the 2005 Warrants and 2006 Warrants met the requirements for equity classification set forth in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and SFAS No. 133. However, effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5. Based on our analysis, the 2005 Warrants and 2006 Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, the 2005 Warrants and 2006 Warrants were accounted for as “derivatives” and recorded as liabilities at fair value on January 1, 2009 of $74,032. The fair value of these warrants was $97,435 as of June 30, 2009 and we recorded loss of $1,722 and $68,340 on the changes in fair value in the statement of operations for the three and six months ended June 30, 2009.

Debt Extinguishment

We accounted for the effects of the May 22, 2009 Settlement Agreement (see Note 7 of the accompanying condensed consolidated financial statements) in accordance with the guidelines enumerated in EITF Issue No. 96-19 “ Debtor’s Accounting for a Modification of Exchange of Debt Instruments.”  EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. EITF 96-19 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modifications.

We evaluated the modification of the payment terms and the related adjustment to financial instruments to determine whether these modifications resulted in the issuance of a substantially different instrument. We determined after giving effect to the changes in the due dates of payments and the consideration paid to the debt holders, in the form of reduced conversion and exercise prices, we had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, we recorded a loss on the extinguishment of debt in the amount of $2,613,630 which represented the difference in the carrying value of the old debt and fair value of the new debt. The debt instrument charge is included in the accompanying statement of operations for the six months ended June 30, 2009.

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

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2009 and June 30, 2008 were approximately $17,000 and $204,000, respectively.  The decrease of $187,000 or 92% from 2008 to 2009 was the result of additional testing and improvements of existing products and continued work on our products in development during the three months ended June 30, 2008.  There were no research and development expenses for discontinued operations.

General and Administrative Expenses.  General and administrative expenses from continuing operations for the three months ended June 30, 2009 and June 30, 2008 were approximately $2.2 million and $1.0 million, respectively.  The increase of approximately $1.2 million, or 120%, was primarily due to general increases in expenses of approximately $700,000 relating to board of director compensation, general and liability insurance, rent and general supplies, as well as additional general and administrative expenses associated with the facilities for our physical security product business of approximately $100,000. We also incurred approximately $400,000 in legal expenses associated with ongoing litigation.

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

Other (income) and expense.  As a result of our agreement to sell our Series A Convertible Preferred Stock and related warrants to purchase common stock (or investor warrants), we incurred gains which occurred upon the valuation of the Series A Convertible Preferred Stock.  Such valuation took into account the features, rights and obligations of the Series A Convertible Preferred Stock, which ultimately resulted in a lower fair value than the proceeds received.  Since the Series A Convertible Preferred Stock is required to be recorded at fair value, we recorded a gain on such securities.  We experienced a gain on adjustment of fair value with respect to our Series A Convertible Preferred Stock of $9,142 and $2,605,159 for the three months ended June 30, 2009 and 2008, respectively.

Prior to entering into the May 22, 2009 Settlement Agreement, we recognized a loss on the derivative and investor warrants of $107,022 and $26,350 for the three months ended June 30, 2009 and 2008.  As a result of the extinguishment of debt associated with the Settlement Agreement, we recorded a loss on extinguishment of debt, which represented the difference in the carrying value of the old debt and the fair value of the new debt, in the amount of $2,613,630 for the three months ended June 30, 2009.  The investor warrants were exercised in full during the three months ended June 30, 2009.

In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Convertible Preferred Stock of $266,700 and $249,599 for the three months ended June 30, 2009 and 2008, respectively. We also incurred $374,380 and $401,252 in interest expense related to the dividends paid on our Series A Convertible Preferred Stock for the three months ended June 30, 2009 and 2008, respectively.

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

General and Administrative Expenses.  General and administrative expenses from continuing operations for the six months ended June 30, 2009 and June 30, 2008 were approximately $4.3 million and $2.37 million, respectively.  The increase of approximately $1.93 million, or 81%, was primarily due to general increases in expenses of approximately $980,000 relating to professional fees, board of director compensation, general and liability insurance, rent and general supplies, as well as additional general and administrative expenses associated with the facilities for our physical security product business of approximately $190,000.  We also incurred approximately $750,000 in professional fees associated with ongoing litigation.

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

Other (income) and expense.  As a result of our agreement to sell our Series A Convertible Preferred Stock and related warrants to purchase common stock (or investor warrants), we incurred gains and losses which occurred upon the valuation of the Series A Convertible Preferred Stock.  Such valuation took into account the features, rights and obligations of the Series A Convertible Preferred Stock.   Since the Series A Convertible Preferred Stock is required to be recorded at fair value, we recorded gains or losses on such securities.  We experienced a loss on adjustment of fair value with respect to our Series A Convertible Preferred Stock of $685,312 and a gain on adjustment of fair value of $1,176,494 for the six months ended June 30, 2009 and 2008, respectively.

We recognized a loss of $26,350 and a gain of $1,313,843 on the derivative warrants for the six months ended June 30, 2009 and 2008.  As a result of the extinguishment of debt associated with the Settlement Agreement, the Company recorded a loss on extinguishment of debt, which represented the difference in the carrying value of the old debt and the fair value of the new debt, in the amount of $2,613,630 for the six months ended June 30, 2009.  The investor warrants were exercised in full during the six months ended June 30, 2009.

In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Convertible Preferred Stock of $567,020 and $304,351 for the six months ended June 30, 2009 and 2008, respectively.  We also incurred $749,830 and $401,252 in interest expense related to the dividends paid on our Series A Convertible Preferred Stock for the six months ended June 30, 2009 and 2008.

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

Cash Flows from Operating Activities.  Net cash used in operating activities was approximately $333,000 for the six months ended June 30, 2009 compared to net cash used in operating activities of approximately $4.2 million for the six months ended June 30, 2008.  Net cash used in operating activities during the six months ended June 30, 2009 consisted primarily of changes in our operating assets and liabilities of approximately $1.8 million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $3.6 million and $1.1 million, respectively, reflects the increases in receivables from completed projects and costs incurred on projects in process as of June 30, 2009.  Our prepaid expenses and other current assets increased approximately $577,000 due to amounts paid in advance in connection with prepayment of legal expense and insurance.  As of June 30, 2008, we experienced a reduction in accounts receivable of $1.2 million, due to increased collections during the six month period.  The increase in its costs in excess of billings of $3.5 million as of June 30, 2008, reflects increases in projects in process as of June 30, 2008.  Our prepaid expenses increased approximately $621,000 due to amounts paid in advance in connection with our intent to enter the public market and obtain outside financing.  In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out.

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

Net Cash Used In Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2009 and 2008 was approximately $300,000 and $4.4 million, respectively.  Net cash used in investing activities for the six months ended June 30, 2009 consisted of amounts paid out for the general and computer equipment and miscellaneous leasehold improvements.  Net cash used in investing activities for the six months ended June 30, 2008 consisted primarily of cash paid for the acquisition of equipment for the T2 facility and general shop equipment and machinery.  During the six months ended June 30, 2008, we also paid out cash associated with leasehold improvements and office equipment and furniture for the expansion of our Hicksville corporate offices and warehouse.

Net Cash Provided by Financing Activities.  Net cash provided by financing for the six months ended June 30, 2009 and 2008 was approximately $607,000 and $13.7 million, respectively. Net cash provided by financing activities during 2009 consisted of proceeds from the line of credit of approximately $1.4 million and proceeds from a short term loan payable of approximately $55,000 offset by approximately $879,000 paid for deferred financing costs.  Net cash provided by financing activities during 2008 consisted primarily of proceeds of $15 million received from the sale of the Series A Preferred Stock offset by approximately $1.4 million paid in deferred financing costs.  In addition, the Company received  approximately $194,000 of proceeds from the sale of common stock and $62,000 from the term loan with TD Bank, offset by repayments of short term financing of approximately $12,000.

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

•   provide that directors may be removed only “for cause” and only with the approval of 66 2/3 percent of our stockholders;

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