Form 10-K
period 2009-12-31
AMERICAN DEFENSE SYSTEMS INC
filed 2010-04-15
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act: Common stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the common stock held by nonaffiliates of the registrant (30,196,556 shares) based on the $0.51 closing price of the registrant’s common stock as reported on the NYSE Amex on June 30, 2009, was approximately $15,400,243. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 12, 2010, there were 47,858,957 outstanding shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

We believe that some of the information contained in this report on Form 10-K constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can indentify these statements by forward-looking words such as “may,” “expect,” “project,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” “plan,” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;
•	contain projections of future results of operations or financial condition; or
•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•	our reliance on the U.S. government for a substantial amount of our sales and growth;
•	decreases in U.S. government defense spending;
•	our ability to contract further with the U.S. Department of Defense;
•	our ability to comply with complex procurement laws and regulations;
•	competition and other risks associated with the U.S. government bidding process;
•	changes in the U.S. government’s procurement practices;
•	our ability to obtain and maintain required security clearances;
•	our ability to realize the full amount of revenues reflected in our backlog;
•	our ability to finance the redemption of our Series A Convertible Preferred Stock in accordance with the terms of such series of Preferred Stock;
•	our reliance on certain suppliers;
•	intense competition and other risks associated with the defense industry in general and the security-related defense sector in particular; and
•	other matters discussed in Item 1A. Risk Factors.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and elsewhere in this report. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in other matters discussed in Item 1A. Risk Factors and elsewhere in this report could have a material adverse effect on us.

ii

PART I

Item 1. Business

BUSINESS

General Information

Our business address is 230 Duffy Avenue, Hicksville, New York 11801, and our telephone number is 516-390-5300. Our website is www.adsiarmor.com. The information contained in, or that can be accessed through, our website is not part of this annual report.

History

American Defense Systems, Inc. was incorporated in December 2002 and commenced business in May 2003 upon the acquisition of our wholly-owned subsidiary, A.J. Piscitelli & Associates, Inc., or AJPA. Anthony Piscitelli, our President and Chief Executive Officer, founded AJPA in 1994. AJPA developed and distributed security-related products.

Company Overview

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

Our armor solutions for construction equipment and tactical and non-tactical transport vehicles, which we believe are at the forefront of blast- and ballistic-protection technology, are designed to protect their occupants from landmines, hostile fire and improvised explosive devices (IEDs).

We focus primarily on research and development, design and engineering, fabrication and providing component integration. Our technical expertise is in the development of lightweight composite ballistic, blast and bullet mitigating materials used to fortify and enhance capabilities of existing and in-service equipment and structures. Our armor solutions are used in retrofit applications for equipment already in service, and we work with original equipment manufacturers (OEMs) to provide armor solutions for new equipment purchased by the military.

Similarly, our architectural hardening and perimeter defense products, which we sometimes refer to as physical security products, are incorporated in new construction, but are more often deployed in existing structures and facilities ranging from secure commercial buildings to military bases and other facilities.

We have developed and currently market advanced high-tech multimedia and interactive digital solutions for use-of-force training of military, law enforcement, security and other personnel. While we continue to experience interest in our training products and services, including our T2 in particular, to date they have generated nominal revenues. We are evaluating the continued offering of these training products and services and expect to continue that process over the next several months.

We serve primarily the defense market and our sales are highly concentrated within the United States (U.S.) government. Our customers include various branches of the U.S. military through the U.S. Department of Defense and to a much lesser extent other U.S. government, law enforcement and correctional agencies as well as private sector customers.

Market Opportunity

The war on terror and conflicts in Iraq and Afghanistan have resulted in increased spending by the U.S. Department of Defense and the U.S. Department of Homeland Security. We believe the world market for blast- and ballistic-protected civil engineering and material handling equipment (CE/MHE) and other survivability solutions continue to grow. The global war on terror, especially in Iraq and Afghanistan, has confirmed that IEDs, roadside bombs and landmines pose a significant threat to both military personnel and civilians.

Landmines and IEDs have been used extensively by terrorists and insurgent groups in Iraq and other areas because of their relatively low cost and highly effective nature. The U.S. Department of Defense’s spending increases have resulted from increased demand for high-quality, lightweight transparent and opaque armor solutions because of the U.S. military’s need to deal with new threats (e.g., anti-personnel weapons) which will generate demand for customized armor and survivability solutions.

The U.S. government uses CE/MHE as part of the infrastructure rebuilding process in Iraq and Afghanistan. CE/MHE is used to demolish compromised or condemned properties; to level unstable structures and roadways for the health and safety of the adjacent civilian population and for the preparation of new structure foundations; to trench the ground for new sewer, water, gas and telecommunication lines; to grade, scrap and roll new roadways; and to load and unload materials and goods used to support civilian and military operations.

The U.S. military, including the U.S. Marine Corps, the U.S. Navy and the U.S. Army, use many different types of CE/MHE equipment that require armoring packages, such as graders, scrapers, rollers, vib-rollers, compacters, cranes, all terrain cranes, bulldozers, loaders, backhoes, tele-handlers, skid steers, all terrain forklifts, trams (a loader/forklift combination), cement mixers, excavators, water trucks, utility trucks, shipping container lifts and convoy trucks. Armor packages are required for this equipment and many unique forms of military equipment such as high speed, high mobility loaders, backhoes and other military-specific CE/MHE equipment. Due to the varying dimensions and armoring requirements for each of these pieces of equipment, they each require highly customized armoring kits. In addition, we believe that long-term parts support will be necessary.

Increased requirements for physical security in the U.S. and abroad also have driven demand for these products. The U.S. Department of Defense is one of the world’s largest purchasers of armored equipment and “add-on” or “up-armor” kits added to vehicles. The U.S. military’s transformation initiative to address asymmetric warfare includes ongoing modification of existing equipment and integration of new armor products in future vehicles. Asymmetric warfare refers to the use of unconventional tactics, such as guerilla warfare, urban explosive devices, and targeting civilians and non-military infrastructure, to counter the overwhelming conventional military superiority of an adversary.

We have identified several trends which we believe are driving growth in military spending and other government and private sector spending on protecting critical assets, an objective which our products and solutions address. These trends include:

Growth of the Military’s Programs to Maintain and Upgrade Current Equipment.  Combat operations in Afghanistan and Iraq have placed tremendous demands on military equipment and vehicles. Over the past several years, a significant portion of the U.S. Army’s equipment has been deployed to the Middle East, where environmental conditions are harsh. Vehicle and equipment wear-and-tear in this area of operation significantly exceeds normal peacetime wear-and-tear. The U.S. Department of Defense maintenance reset programs are designed to reverse the effects of combat wear-and-tear on equipment by repairing and refurbishing the vehicles in accordance with military maintenance standards. Based upon our expertise of the maintenance standards relating to armor, our products and solutions are designed to meet, and in some cases exceed, such standards.

Increased Military Spending to Upgrade Armor.  TACOM and the U.S. Marine Corps have significant requirements for upgrading and modernizing equipment with the next generation of armor for equipment used in base construction and rebuilding areas. Upgrades and modernization of tactical wheeled vehicles fleets will include armor requirements and create an opportunity to provide our products and survivability technologies to OEMs supplying vehicles to the military.

Continued Spending to Secure Vulnerable Buildings and Critical Infrastructure.  In addition to armoring vehicles and equipment in Iraq and Afghanistan, the U.S. government is also working rapidly to better secure vulnerable buildings and critical infrastructure in the U.S. and around the world in response to perceived terrorist threats. The U.S. Department of State is currently upgrading security for embassies and consulates. Such upgrades often include transparent armor applications and physical security products ranging from blast resistant curtain walls and doors, security stations, bollards and steel gates. In addition, there is growing demand to secure systemic critical financial institutions, such as major stock exchanges, from both domestic and international terrorist threats. We believe these trends will increase the demand for architectural hardening and perimeter security solutions.

Enactment of U.S. Government Economic Stimulus Programs Containing Infrastructure Security Requirements.  The U.S. government has recently enacted economic stimulus programs focusing on enhancing critical infrastructure with security related requirements. In addition, the recent terrorist activity in Kabul, Afghanistan, has resulted in increased architectural hardening opportunities in the resort and hotel industries. We believe there is an opportunity to provide our security products, which have been developed for the U.S. Government and military customers and have been battle-tested in Iraq and Afghanistan, to meet the need of these industries.

Our Strengths

As a result of our in-house capability to design, engineer, integrate and support military and architectural specific solutions that address mission-critical force protection needs across the U.S. Department of Defense, we are able to produce custom armor solutions and components to address specific customer requirements.

Positioned for Favorable Industry Trends.  Asymmetric warfare requires a rapidly mobile force and close proximity engagement. In order to fight the war on terror more effectively, armed forces must be capable of tracking small groups of enemies through varying terrain and to quickly assemble, secure and move bases. We believe our solutions directly address these requirements by armoring vehicles and equipment already in Iraq and Afghanistan that are used for these purposes. As a result, we believe we are positioned to grow as the U.S. Department of Defense continues to transform its forces, placing greater demands on existing equipment and infrastructure.

In addition, as the war in Iraq winds down and upon the eventual conclusion of the war in Afghanistan, we anticipate continuing opportunities as the U.S. military seeks to “reset” its equipment to reverse the effects of combat wear-and-tear and prepare such equipment for the next conflict. Moreover, we anticipate the U.S. Military will seek to refurbish certain of its equipment and sell it to Iraq and Afghanistan to assist those countries in rebuilding. In each of these cases, we believe we are well positioned to address the expected vehicle armoring requirement opportunities.

Strong Customer Relationships.  We currently support the U.S. Army TACOM Life Cycle Management Command, the U.S. Marine Corps, the U.S. Navy and high profile commercial customers. We believe that these relationships and the performance of our products in Iraq and Afghanistan will provide us with a significant advantage as we compete for future government contracts. We believe our brand recognition provides us with enhanced credibility with respect to our ability to successfully design and deliver armor solutions when competing for new business. In addition, based on our experience working collaboratively with these high profile customers, including under battlefield conditions, we believe we have developed clearer visibility into future opportunities and emerging requirements relating to the armor needs of the U.S. Department of Defense, the U.S. Department of Homeland Security, the U.S. Department of State and the U.S. Department of Energy.

Proprietary Technology and Commitment to Research and Development.  We focus on the research, development, design, engineering, fabrication and integration of transparent and opaque armor solutions and have created proprietary technologies. We have the ability to offer end-to-end solutions and to assist customers across a project’s life cycle from the definition of project requirements to design, development and testing and long-term maintenance and support. We have developed forty-one common size armor windows and more than fifty different add-on armor (AoA) kits for construction and material handling equipment. We are actively pursuing integration of our common parts into Joint Light Tactical Vehicles and other vehicle programs. Customers rely on us for assistance throughout the stages of a project. For example, the U.S. Marine Corps awarded us a contract for seven 644E-TRAM forklift/bucket loaders and asked us to design a complete armor cab solution under an Urgent Needs Requirement (UNS). We successfully completed the design, fabrication, production, inspection and delivery of the 644E-TRAM, including designing opaque and transparent Crew Protection Kits, or CPKs, within 40 days.

Scalable Business Model.  Our business model is focused on research and development, design and engineering, fabrication, and providing component integration. We outsource our proprietary and other designs to third party manufacturers and suppliers that meet our selective standards. Our technical specialists in engineering, ballistics, program management and logistics work closely with these manufacturers and suppliers to ensure that our quality standards are met. By outsourcing the manufacture and supply of components, we believe that we are able to work on multiple programs of larger scale, including those with aggressive time-lines, while maintaining high quality standards.

Experienced Management Team.  Our success is due in large part to the broad experience and knowledge of our management team and key personnel. Our senior and middle managers average more than 30 years of military, architectural, construction and/or engineering experience. We believe through the experience and customer service of our senior managers and technical specialists in engineering, ballistics, government contracts, program management and logistics, we have developed long-standing customer relationships and knowledge of our customers’ mission-critical requirements.

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

Increase Exposure to Military Platforms in the U.S. and Internationally.  We are a provider of armor solutions for tactical and non-tactical transport military vehicles and construction equipment for TACOM, the U.S. Marine Corps Systems Command and the U.S. Navy Seabees. We are actively pursuing opportunities to provide additional armor solutions for military platforms, both in the U.S. and abroad. To execute upon this growth strategy, we are engaging strategic advisors who have held key military positions to advise us on product development and market segment focus, and enhancing our presence at industry trade shows and other business development contacts. We recently have implemented a separate sales effort that seeks potential opportunities within the U.S. Air Force and the U.S. Navy.

We also are placing greater emphasis on learning future trends and concepts for armoring military platforms to assist in formulating business development strategies. These efforts will consist of increasing participation of senior management, research and development and sales and marketing personnel in these activities, and also will impact our strategies to form strategic partnerships with OEMs, develop strategic alliances, and pursue opportunities to supply homeland security requirements and other non-military platforms.

Increase Exposure to Military Platforms in the U.S. and Internationally.  We are a provider of armor solutions for tactical and non-tactical transport military vehicles and construction equipment for TACOM, the U.S. Marine Corps Systems Command and the U.S. Navy Seabees. We are actively pursuing opportunities to provide additional armor solutions for military platforms, both in the U.S. and abroad. To execute upon this growth strategy, we are engaging strategic advisors who have held key military positions to advise us on product development and market segment focus, and enhancing our presence at industry trade shows. We recently have implemented a separate sales effort that seeks potential opportunities within the U.S. Air Force and the U.S. Navy. We also are placing greater emphasis on learning future trends and concepts for armoring new military platforms to assist in formulating business development strategies.

Develop Strategic Alliances and Form Strategic Partnerships with OEMs.  We are pursuing strategic alliances with defense contractors and leading manufacturers of tactical wheeled vehicles and construction and material handling equipment to increase our visibility and sales opportunities. In particular, we are seeking companies with complementary products and services. Partnering with such companies would allow us to bid on a greater number of contracts where we do not possess all of the products or services required, and participate in a wider variety of programs and projects. We have designed and developed armor solutions for equipment built by material handling and civil engineering equipment manufacturers such as John Deere, JCB and Caterpillar. We are aggressively pursuing strategic partnership opportunities with OEMs to provide us with opportunities to include our armor solutions in armored vehicles they produce, as well as to serve as an alternate manufacturing entity for OEMs seeking to meet tight product delivery timeframes. In one such recent strategic partnership with an OEM, the arrangement permits us to utilize their fabrication equipment at their facility.

Capitalize on Increased Homeland Security Requirements and Non-Military Platforms.  The creation of the U.S. Department of Homeland Security has increased the U.S. government’s focus on strengthening domestic infrastructure for homeland security. We have a number of products and solutions that have application to architectural protection and domestic safety, as well as to the protection of civilian, correctional and law enforcement personnel, including blast and ballistic resistant glass and glazing, our vehicle barriers, trans-barrier system, forced entry blast resistant curtain wall and doors and mobile ballistic shield. We are increasing our marketing efforts with respect to these products and our services in the design, fabrication and installation of transparent and opaque armored products, to U.S. Department of Homeland Security, state and local governments, law enforcement and the private sector, including the construction industry. We are in the process of locating and establishing a new, larger facility to handle the continued and anticipated growth of this portion of our business and expect to secure such a facility during the first half of 2010.

To market our products to these customers, we are leveraging our past successful installations of blast and ballistic resistant glass products at a national stock exchange and a national broadcasting company, the use of our bullet resistant glass solutions during recent presidential inaugurations, and the brand recognition we have developed with the success of our products in Iraq and Afghanistan.

Focus on an Advanced Research and Development Program to Capitalize on Increased Demand for New Armor Materials.  In the transparent armor market, new materials are being introduced along with new composite manufacturing methods to reduce the high cost of some composite materials, such as Alon, Spinel and Sapphire. We intend to utilize our expertise in the research and development of new armor makeup to explore the incorporation of these new materials in our existing and future products and solutions.

Pursue Strategic Acquisitions.  Although we have no current agreements or commitments with respect to any investment or acquisition, and we currently are not engaged in negotiations with respect to any investment or acquisition, we will continue to seek opportunities to make value-based acquisitions that complement our business operations or expand our product offerings, improve our technologies, provide access to new geographic markets or provide additional distribution channels and new customer relationships. We have historically taken a disciplined, value-based approach to evaluating acquisition opportunities, driven by a prudent use of our capital, rigorous due diligence standards and a targeted expected return on our investment. No assurances can be given that any such potential acquisitions will be consummated or, if any such acquisition is consummated, as to the terms of such acquisition, including price.

Products and Services

We offer a variety of products and solutions incorporating our transparent and opaque armor solutions.

Current Products and Services

Crew Protection Kits (CPKs).  We design, engineer, fabricate prototypes, integrate the production of and deliver CPKs to customers or install completed CPKs on vehicles. Installation may occur domestically or abroad as specified by a contract’s requirements. CPKs provide comprehensive armor protection of operator compartments through the integration of opaque armor, transparent armor, specialized insulation, ingress/egress windows, combat locks and other specialized hardware, customized air conditioning units, customized windshield wipers, alternators and, for wheeled vehicles, improved tires. Our technicians are able to quickly train military personnel to install the kits themselves. Our technicians and military personnel have successfully installed our up-armor kits at bases in Iraq, Kuwait, Afghanistan and the United States.

VistaSteel Transparent Armor.  VistaSteel transparent armor is a tough and resilient laminated glass that provides a defensive barrier to protect against firearms, physical attack and explosive blasts. VistaSteel transparent armor is created through a process of bonding polycarbonate and glass under pressure and heat. The VistaSteel transparent armor product is sold in varying thicknesses depending on the type and level of defense required by the customer. These products have the properties of superior protection while utilizing thinner laminates. We can provide VistaSteel in spall or no-spall configurations as well as providing de-frosting and de-icing and films for architectural applications. Spall refers to the fragments of armor material that can be released from the inner surface of armor when the outer surface is impacted by a weapon’s blast or projectile. For example, upon impact from a blast or projectile on one side of the armor material, the other side may release fragments of the armor material, such as glass shards, which may impact the personnel or equipment being protected. With no-spall configurations, no fragments are expected to be released from the inner surface of the armor so long as the armor is not penetrated. Typically, armor in spall configurations have a fragile surface on its inner surface, such as glass or acrylic. No spall transparent armor typically has an inner surface of polycarbonate.

VistaSteel Opaque Armor.  VistaSteel opaque armor is utilized in conjunction with VistaSteel transparent armor to form comprehensive up-armor or add-on armor kits. A vehicle armor kit consists of full perimeter protection including front and rear vehicle armor, doors with operable and non-operable windows, windshields, rear windows, roof and undercarriage protection. These kits are engineered and installed on a wide variety of military vehicles, including many variations of the High Mobility Multipurpose Wheeled Vehicle (HMMWV’s).

Lightweight Armor Systems.  At the request of TACOM and the U.S. Marine Corps, we have developed solutions to maintain the same ballistic protection but significantly reduce the weight of our current Crew Protection Kits (CPK) and third party crew protection kits on High Mobility Multipurpose Wheeled Vehicles (HMMWV’s). Testing was conducted for a wide range of solutions that would reduce the weight while maintaining or improving the protection level for both small arms and fragmentation. The new system is a scalable solution that permits “normal” operation at a greatly reduced armor weight with an easily upgradeable add-on for high threat operations.

VistaGuard Windows.  VistaGuard windows are Forced Entry Blast Resistant (FEBR) windows, window frames and transparent armor assemblies used to mitigate forced entry, ballistic and terrorist threats in high visibility targets.

Forced Entry Blast Resistant Curtain Wall.  A full scale (approximately 6’ × 8’) FEBR window and frame has been constructed for potential use in U.S. embassies and other federal facilities around the world. The prototype FEBR window and frame have successfully completed DoS testing.

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

Trans-Barrier System.  We have developed a transparent armor shield to mount to the top of existing Jersey Barriers to provide ballistic and blast protection while maintaining openness and visibility to a location or facility requiring enhanced and expandable fragmentation protection.

Heated Ballistic Ship Window.  Our heated ballistic ship windows utilize a nearly invisible Indium Tin Oxide (ITO) coating that uniformly heats the inner surface of the glass when an electrical current is applied in order to defrost and de-ice. An exterior anti-reflective coating is also part of the window assembly. Custom coatings can be incorporated into any of our ballistic window assemblies to filter or screen electromagnetic interference (EMI) or radio frequency (RF) radiation to prevent eavesdropping or to minimize the radar signature of the vehicle or vessel. The first production set of heated ballistic ship windows were delivered for use on an Australian ship.

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

The American Institute for Defense and Tactical Studies.  The American Institute for Defense and Tactical Studies hosts courses and seminars on a variety of defense and tactical studies, including critical incident management response, tactical training, building physical threat assessment, hand-to-hand combat and weapons qualification. The courses and seminars are taught by subject matter experts in those fields. These specialists, many of whom are former operators and unit commanders, bring their knowledge and combat experience to today’s frontline law enforcement officers, military war fighters and tactical professionals.

Product Testing

Our armor products and solutions are tested extensively, both during the research and development phase and during customer evaluation of product materials, prototypes and production vehicles. These tests have been and continue to be conducted at many premier U.S. Department of Defense labs including Aberdeen Proving Grounds and the Naval Air Weapons Station at China Lake, as well as at certified testing facilities at the University of Dayton, Southwest Research Institute, Chesapeake Testing and Oregon Ballistic Labs and in active military combat situations in Iraq and Afghanistan.

Testing includes ballistic and blast protection testing (both on the armor itself and the edges, seams and other related structures), determination of ease of use by soldiers (e.g., opening doors, rolling down windows, entrance or exit of vehicles) and automotive testing to evaluate the effect of the armor solution’s weight and other characteristics on the vehicle’s road handling, wear and tear on mechanical parts, stress points caused by the extra weight, and drive shafts and power trains. We generally only pursue contracts where we have a high degree of confidence that our existing product or planned application of our product solution will satisfy the customer’s requirements.

Our physical security products are also tested extensively. Effective February 1, 2009, the U.S. Department of State, no longer conducts anti-ram vehicle barrier testing but now evaluates products that have been tested under the American Society for Testing and Materials (or ASTM) standards for the selection and approval for use at U.S. Department of State facilities. Accordingly, our anti-ram vehicle barrier products are tested at ASTM certified facilities in accordance with the new ASTM standards. Similarly, our forced entry, blast and bullet resistant products are tested at independent testing facilities approved by the U.S. Department of State.

Operations and Manufacturing

Our personnel include technical specialists in engineering, ballistics, government contracts, program management and logistics who participate in the research and development of our add-on armor (AoA) solutions. Our technical specialists work collaboratively with customers in order to determine mission specific requirements. Through feedback from the technical specialists, the appropriate products are customized to fit contract specifications.

We purchase most of the components and materials used in our products from various suppliers. The primary materials used in the manufacturing of our products are polycarbonate glass and steel. Of our suppliers, Action Group supplies approximately 42% of our overall supply needs and supplies all of our steel pieces and hardware. We believe, however, that alternative sources are readily available and are currently evaluating different suppliers to diversify supply sources.

We have implemented a quality assurance procedure for vendor management in order to obtain the highest quality materials with minimal lead times. In order for a critical production vendor to be utilized by us, they are screened for quality assurance, prior dealings with our company and our personnel, reputation in the industry, professional affiliations and quality of product. Additionally, in 2008, we initiated an effort to implement a Quality Management System (QMS) in compliance with the requirements for the International Organization for Standardization (ISO) 9001 certification. We expect to have the certification in the first half of 2010.

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

Sales and Marketing

Our sales and marketing effort focuses on developing new business opportunities as well as generating follow-on sales for our armor solutions, architectural hardening solutions and tactical training solutions. We currently employ 10 dedicated sales representatives who focus on these opportunities. Various members of our senior management also serve as effective sales representatives by contribution to the generation of military and corporate business due to their long-standing customer relationships and knowledge of our customers’ mission-critical requirements.

Our sales representatives are salaried employees and have the opportunity to earn commission-based compensation. Many of them also have a substantial military background in addition to extensive government contract sales experience. We believe these relationships give us a competitive advantage. Additionally, our program managers and service department employees assist us in earning repeat business. We believe these employees have knowledge of local requirements and practices, laws, and regulations to best address our clients’ needs. We continue to explore various domestic and international relationships to increase our sales and market penetration. Since 2008, we have continued to evaluate potential sales agents and manufacturer’s representatives whom we expect to provide us with immediate access into different geographic markets. We have a dedicated effort to pursue sales opportunities internationally. Currently, our team focuses on the Europe and Middle East markets. Our strategy in these international markets is to work with reputable sales agents and representatives in various geographic areas. The number of projects that we bid upon increased in 2009, and we expect that the number will continue to increase in 2010. As we pursue international business, we anticipate that an increasing portion of our business activities will become subject to U.S. export control laws.

We actively participate in trade shows involving defense operations and technology, military vehicles, law enforcement technology and military force protection, including the Association of the U.S. Army Annual Meeting and Winter Symposium, Modern Day Marine Expo, and Tactical Wheeled Vehicle conferences. Additionally, our business development efforts include our web site, preparation and distribution of marketing materials, advertising directed toward the military and law enforcement communities, and live-fire exhibitions demonstrating our product capabilities.

Research and Development

General

Our research and development efforts are focused on improving and enhancing our existing products, solutions and processes, as well as developing new products and applications. Our core competency is in proprietary transparent and opaque armor solutions. While third party contractors often manufacture our products, it is our proprietary designs, engineering and research and development process that differentiates us from our competitors. Over the past year, we have been able to increase the fragmentation performance of the glass used in our CPK’s with minor increase in weight while still remaining compatible with our current glass framing system.

Our on-going research and development includes evaluations of ceramic materials including alumina, silicon carbide, Sapphire, boron carbide and Spinel for use in future lightweight CPK’s and personal protective equipment. We believe that these materials, among others, will be used in our continuing efforts to:

•	continue development of our mobile, transparent police shield as well as a lightweight, ballistic hand-carried shield that provides greater visibility, better ergonomics and lower weight than existing shields;
•	enhance combat helmets with greater ballistic protection, and better system integration and scalability;
•	enhance our existing glass laminates to further control deformation and improve fragmentation performance; and
•	produce a new, lightweight line of ballistic eye and face protective equipment for use by military and civilian law enforcement.

In 2009, we acquired an autoclave suitable for producing test samples of both opaque and transparent armor. When operational, this will enable us to rapidly revise and refine formulations to suit each new requirement without the turnaround time required when outsourcing such sample production. With the test range in operation, this will allow us to rapidly optimize sample formulations.

Our ballistic test range was put into operation in December 2009 and is undergoing final testing and refinement. The range has a universal receiver with capability to fire test rounds up to .50 cal, an automated firing system and chronographs to calibrate and measure test round velocities. The test range will allow us to rapidly test samples on site and avoid the time, cost and labor to use an outside testing facility. While our range is equipped to perform the testing in accordance with recognized test standards, we will continue to use independent laboratories for clarification to avoid appearances of conflict of interest.

As of December 31, 2009, we had 2 employees engaged in research and development. We continually work to enhance the survivability and reliability of our existing products and to develop and introduce innovative new products to satisfy the evolving needs of our customers domestically and internationally.

For the years ended December 31, 2009 and 2008, we spent $412,000 or 0.9% of net sales and $788,000 or 2.2% of net sales, respectively, on research and development.

Products in Development

Lightweight Combat Helmet.  We are continuing development of a combat helmet with improved ballistic capabilities and reduced weight. Initial prototypes were completed in 2008 and research continues on helmet weight reduction. We continue development to reduce the areal density, investigate the effect of a projectile’s angle as it strikes the helmet, or shot obliquity, and the effect on the inside of a helmet upon impact from a projectile or blast, or “behind armor” effects. In September 2009, the Office of Naval Research (ONR) awarded a Broad Agency Announcement (BAA) contract to research a wide range of potential helmet materials for ballistic performance and backface deformation.

Lightweight SAPI.  We are working with certain of our vendors to produce a lightweight Small Arms Protective Insert (SAPI) to reduce the overall combat load of a soldier or Marine. New methods of producing and encapsulating ceramic materials are being investigated and tested.

Transparent Armor.  We have successfully completed testing of production samples of our most commonly used transparent armor solutions in accordance with TACOM’s Transparent Armor Purchase Document (ATPD 2352P). Testing includes a full range of environmental exposure testing such as abrasion resistance, thermal shock, salt fog and others. In addition, we have successfully passed the high-temperature ballistic requirements of ATPD 2352P at two of the most often required threat levels. Additional research is being conducted using high-strength interlayers, chemical strengthening and transparent polymers for both weight reduction and improved performance.

Blast Attenuation.  We are continuing research into blast mitigating composite core materials to reduce the weight of current steel solutions and mitigate the blast loading to the occupants when the vehicle is subjected to underbelly mine or IED blast.

Although none of the foregoing products in development are expected to require outside funding, we continue to seek opportunities to obtain supplemental research grants that may benefit our product development.

Security Clearances

A portion of our business depends upon obtaining and maintaining required employee and facility security clearances. Cleared employees are typically difficult to identify, recruit and retain and usually command a significant premium to non-cleared employees with similar capabilities and backgrounds. If our employees are unable to obtain or retain security clearances, or if such employees who hold security clearances terminate their employment with us, the customer whose work requires cleared employees could terminate their contract with us or decide not to exercise available options, or to not renew it.

A facility security clearance (FCL) is an administrative determination by the Defense Security Service (DSS), a U.S. Department of Defense component, that a particular contractor facility has the requisite level of security, procedures, and safeguards to handle classified information requirements for access to classified information. Our ability to obtain and maintain FCLs has a direct impact on our ability to compete for and perform U.S. government contracts, the performance of which require access to classified information.

Intellectual Property

We rely on certain proprietary technology and seek to protect our interests through a combination of trademarks, copyrights, know-how, trade secrets and security measures, including confidentiality agreements. Our policy generally is to secure protection for significant innovations to the fullest extent practicable. Further, we seek to expand and improve the technological base and individual features of our products through ongoing research and development programs.

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

We rely on the laws of unfair competition and trade secrets to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through confidentiality and non-disclosure agreements with customers, suppliers, employees and consultants, and through other security measures. However, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce our intellectual property rights.

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

Failure to adequately protect our intellectual property could harm or even destroy our brands and impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

Customers and Certain Contracts

We serve primarily the defense market and our sales are highly concentrated within the U.S. government. Our customers include various branches of the U.S. military through the U.S. Department of Defense and to a much lesser extent other U.S. government, law enforcement and corrections agencies as well as multinational companies.

A limited number of contracts have generated a substantial majority of our historical and current revenue. During 2009, four contracts with the U.S. Department of Defense organizations represented approximately 72% of our revenue. During 2008, four contracts with the U.S. Department of Defense organizations and several purchase orders from JCB represented approximately 97% of our revenue.

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

Backlog

Our backlog as of December 31, 2009, which consisted substantially of contracts with the U.S. government, was $45.0 million, and our backlog as of December 31, 2008 was $57.0 million. The $45.0 million of backlog is expected to be filled in 2010.

We define backlog as the future revenue we expect to receive from our contracts. The contracts included in our backlog are firm fixed price contracts where we act as either the prime contractor or as a subcontractor and IDIQ contracts. Our revenue estimates for a particular contract, including IDIQ contracts, are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. We do not include estimated revenue from contract options that have not been exercised. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. In particular, the receipt of revenues reflected in our backlog estimates for the following twelve months will generally be more certain than our backlog estimate for periods thereafter.

We have not historically tracked our “funded” backlog, which we define as amounts actually appropriated by a customer for payment of goods and services less actual revenue recorded as of the measurement date under that appropriation. Although we are aware of appropriations made with respect to our U.S. government contracts, our primary government customers have the ability to reallocate the funds within such appropriations among various projects and contracts included in a given appropriation. Subject to this reallocation possibility and the definition of “backlog” above, our funded backlog as of December 31, 2009 was $45.0 million.

Competition

We are subject to significant competition that could impact our ability to gain market share, win business and increase the price pressure on our products. We face strong competition from a wide variety of firms, including large, multinational defense and aerospace firms as well as small businesses.

We are subject to significant competition from companies that market and manufacture armored vehicles, as well as other companies that supply spare parts for armored vehicles and sustainment. This competition could harm our ability to win business and increase the price pressure on our products. Some of the companies we compete against include large, multinational vehicle, defense and aerospace firms. Most of our competitors have considerably greater financial, marketing and technological resources than we do, which may make it difficult for us to win new contracts, and we may not be able to compete successfully. Certain competitors operate fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion, manufacturing and sale of their products.

Our primary competition in the armor products market is Armor Works, BAE Systems/Armor Holdings, Ceradyne, Inc., Ibis Tek, Plasan Sasa, and Sieraccin Corporation.

Similarly, we face strong competition in the architectural hardening and physical security products market. Some of our primary direct competitors in this market are B&B Armor Corporation, Inc., Delta Scientific Corporation, Fabrication Designs, Inc., Norshield Security Product, and Ross Technology Corporation.

We believe the principal factors that generally determine a company’s competitive advantage in these markets are:

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

Regulation

Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. Certain governmental agencies such as the Environmental Protection Agency (EPA) Occupational Safety and Health Administration (OSHA) and the Department of Labor (DoL) monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations.

The majority of our business is conducted under long term contracts which are administered by the U.S. Department of Defense. These contracts are subject to product and facility inspection by the Defense Contract Monitoring Agency (DCMA) as well as auditing by the Defense Contract Audit Administration (DCAA).

As our international sales grow, we may be exposed to certain unique and potentially greater risks than are presented in our domestic business, including becoming subject to foreign laws, regulations and procurement regimes which may differ from U.S. Government regulation. In addition, our actions with respect to international sales and business are subject to U.S. export control statutes, regulations, and policies, including the Export Administration Regulations (EAR), the International Traffic in Arms Regulations (ITAR), the Foreign Corrupt Practices Act (FCPA), United Nations Convention against Corruption (UNCAC) and the various embargo regulations and guidelines of the Office of Foreign Assets Control (OFAC).

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

Environmental Matters

We are subject to federal, state, local and foreign laws and regulations regarding protection of the environment, including air, water, and soil. Our business involves the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials, such as solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We currently maintain insurance for debris removed but do not currently maintain insurance for pollutant cleanup. If we are found responsible, however, for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly cleanup. Even if we are charged and later found not responsible for such contamination or clean up the cost of defending the charges could be high. If either of the foregoing occurs, our business results from operations and financial condition could be materially adversely affected.

Employees

As of April 12, 2010, we had approximately 90 full-time employees and 10 part-time employees, and 2 consultants. Of these total employees, 30 were in manufacturing, 12 were in engineering and research, 12 were in sales and marketing, and 48 were in general management, finance and administration. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers

Our executive officers and their respective ages and positions as of April 12, 2010 are as follows:

Name	Age	Position
Anthony J. Piscitelli	62	Chairman of the Board, President and Chief Executive Officer
Gary Sidorsky	51	Chief Financial Officer, Treasurer and Director
Fergal Foley	52	Chief Operating Officer, Secretary and Director
Curtis M. Taufman	43	Senior Vice President, Engineering and Architecture
Charles R. Pegg	54	Vice President, Operations
Victor La Sala	63	Senior Vice President, Research & Development
Russell Scales	61	Senior Vice President, Business Development
Robert C. Aldrich	63	Chief Security Officer
Kevin J. Healy	48	General Counsel

Anthony J. Piscitelli has served as our Chairman of the Board and Chief Executive Officer since our founding in 2002, and as our President since our founding through June 2004 and again from August 2005 to the present. Mr. Piscitelli is the Chairman of the Board and Chief Executive Officer of A. J. Piscitelli & Associates, Inc., our predecessor and wholly owned subsidiary, since its formation in 1994, and the President and Director of the American Institute for Defense and Tactical Studies, Inc., our wholly owned subsidiary, since its formation in 2008. Mr. Piscitelli has over 26 years of industry experience and has been active in all phases of the security business. Mr. Piscitelli received his Bachelor of Arts degree in Political Science from St. Johns University, a Master’s Degree in Political Science from the City University of New York at Queens College and a Master’s Degree in Military History from Norwich University. Mr. Piscitelli received the FBI’s Commendation for Meritorious Citizenship in 1986 and is a member of various professional organizations including the American Correctional Association, the American Jail Association, the American Society for Industrial Security, the International Society of Security Professionals, and the Protective Glazing Council of America. Mr. Piscitelli was recently made a member of the American College of Forensic Examiners for Homeland Security Level V.

Gary Sidorsky has served as a member of our board of directors and our Treasurer, and our Chief Financial Officer since December 2007 and December 2006, respectively, and from January to December 2006 served as our Controller. He is also the Chief Financial Officer of American Physical Security Group, LLC, our wholly owned subsidiary, since its formation in January 2008. Mr. Sidorsky has 26 years of accounting experience with both accounting firms and manufacturing companies. He served as Accounting Manager for Diam International, a leading global manufacturer of merchandising displays, from September 2003 to January 2006. Mr. Sidorsky received his Bachelor of Art degree from Quinnipiac University and MBA from Dowling College. He has also earned course certificates in Finance for Executives from the University of Chicago School of Business and Logistics from the Defense Systems Acquisition Management (DSAM).

Fergal Foley has served as a member of our board of directors and our Secretary, and our Chief Operating Officer since December 2007 and October 2007, respectively. He is also the Chief Operating Officer and Secretary of American Physical Security Group, LLC, our wholly owned subsidiary, since its formation in January 2008, and the Secretary of the American Institute for Defense and Tactical Studies, Inc., our wholly owned subsidiary, since its formation in 2008. Mr. Foley retired from the New York Army National Guard in October 2006 and was promoted to Brigadier General on the State Retired List. His key military assignments included serving as Deputy Brigade Commander in New York City from 1999 to 2003. On September 11, 2001 through September 29, 2001, Mr. Foley served as the Chief of Staff and Acting Commander for the Joint Task Force “Operation World Trade Center.” In 2003, he was selected for Brigade Command in New York City. In October 2008, Mr. Foley was appointed by the Governor of New York as Commander of the New York State Defense Force. From May 1986 to February 1990, Mr. Foley worked in the private sector as the President of Dutchess County Transportation Services, and from April 1982 to May 1986 as a sales manager for an electronic component distribution company. He currently serves on the National Guard Association Homeland Security Task Force. Mr. Foley earned an Associates Degree in Business Management from Canton College (SUNY), a Bachelor of Science degree and Master of Public Administration degree from Marist College, and a Master of Science degree from the U.S. Army War College.

Curtis M. Taufman has served as our Senior Vice President of Engineering and Architecture and our Vice President of Engineering since March 18, 2008 and July 2005, respectively. From April 2004 to July 2005, Mr. Taufman served as our Chief Operating Officer. From 1996 to 2004, Mr. Taufman was an associate at James La Salsa & Associates, an architectural engineering firm. Mr. Taufman received his Bachelors of Architecture degree from the New York Institute of Technology. Mr. Taufman is a registered architect in New York, New Jersey and Vermont and maintains National Council of Architectural Registration Boards (NCARB) certification.

Charles Pegg has served as our Senior Vice President of Program Management since October 2005. From May 2005 to October 2005, Mr. Pegg served as Program Coordinator for Davis Defense Group, a defense contractor. Prior to that, from February 2003 to May 2005, he served as Program Coordinator for KC Trading, a defense contractor company. Mr. Pegg served twenty years in the United States Marine Corps, and retired in 1994 at the rank of Gunnery Sergeant. Mr. Pegg has attended various collegiate courses offered at Northern Virginia Community College and Pepperdine University. Mr. Pegg also completed a master certificate program in strategic organizational leadership from Villanova University.

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

Russell Scales has served as our Senior Vice President and our Vice President of Business Development since March 18, 2008 and June 2007, respectively. He is also the President of American Physical Security Group, LLC, a manufacturer of physical security product and our wholly owned subsidiary. He served as our Chief Operating Officer from September 2006 to June 2007. Mr. Scales has over 25 years of experience in senior-level management encompassing business development, distribution systems and administration. From September 2001 to August 2006, Mr. Scales served as Director of Sales/Marketing Business Development for Tomsed Corporation, an international manufacturer/provider of physical security systems. Prior to working at Tomsed, Mr. Scales served for two years, as President of Schaefer Interstate Inc., eight years as President of Enviro-Guard Ltd. and five years as VP of Sales and Marketing of the Campbell Soup Company’s Triangle Health and Fitness Systems Division. Mr. Scales received his Bachelor of Science degree from East Carolina University.

Robert C. Aldrich has served as our Chief Security Officer since October 1, 2007. From June 1971 to June 2001, Mr. Aldrich was a career employee of the Federal Bureau of Investigation (FBI) retiring as a Supervisory Special Agent. During the administration of five Commandants of the Marine Corps (CMC), Mr. Aldrich served as FBI Special Consultant to the CMC and as Program Manager in special missions training and law enforcement liaison. After retiring from the FBI, Mr. Aldrich served as National Coordinator for Law Enforcement, Public Safety and Civil Support for the U.S. Marine Corps, which established a key nexus with local, state, and federal law enforcement and public safety authorities for shaping and implementing Marine Corps policies for combating terrorism, continuity of operations, critical infrastructure protection and support to civil authorities. Mr. Aldrich received his Bachelor of Science degree from the University of South Carolina and is a Fellow at the Potomac Institute for Policy Studies. Mr. Aldrich served as Senior Advisor for the Civitas Group, Washington, DC and has advisory roles with Archaio, L.L.C., New York, NY, and Cavalry Security Group. From 1966 to 1969, Mr. Aldrich was in active duty, military service and served in the U.S. Army Special Forces with duty in Vietnam. Mr. Aldrich is a recipient of the Department of the Navy Superior Civilian Service Award and the Distinguished Public Service Award, the Navy’s highest civilian recognition for public service.

Kevin J. Healy has served as our General Counsel since January 2010. From February 2008 to December 2009, he was a business and legal consultant for various private and not-for-profit companies. From June 2005 to January 2008, Mr. Healy served as General Counsel of Advanced BioPhotonics, Inc., a medical imaging technology developer whose common stock formerly traded on the OTC Bulletin Board until May 2008. He also served as Secretary of Advanced BioPhotonics, Inc. from September 2005 to January 2008. From November 2001 to January 2005, Mr. Healy served as Corporate Counsel of the General Semiconductor Division of Vishay Intertechnology, Inc. (NYSE: VSH), a discrete semiconductor and passive electronic components manufacturer. From November 1997 to November 2001, he served as Assistant General Counsel of General Semiconductor, Inc., a manufacturer of the discrete segment of the semiconductor. Mr. Healy received his Master of Business Administration from Dowling College School of Business, Juris Doctor from St. John’s University and Bachelor of Art degree from the State University of New York at Albany. He is admitted to the New Jersey Bar, the District of Columbia Bar, and the United States District Court, District of New Jersey.

Available Information

We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonable practicable after such material is electronically filed with or furnished to the SEC. Our website is www.adsiarmor.com.

Item 1A. Risk Factors

Our business, industry and common stock are subject to numerous risks and uncertainties. The discussion below sets forth all of such risks and uncertainties that we have identified as material, but are not the only risks and uncertainties facing us. Any of the following risks, if realized, could materially and adversely affect our revenues, operating results, profitability, financial condition, prospects for future growth and overall business, as well as the value of our common stock. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

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

Our revenues historically have been generated by a small number of contracts. During 2009, four contracts with the U.S. Department of Defense organizations represented approximately 72% of our revenue. During 2008, four contracts with the U.S. Department of Defense organizations and several purchase orders from JCB represented approximately 97% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of our significant contracts were canceled, or our customers reduce their orders under any of these contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

We are required to redeem any outstanding Series A Convertible Preferred Stock, of which $15.0 million in stated value is outstanding, as of April 1, 2011. If we do not generate, raise or obtain access to funds sufficient to redeem our Series A Convertible Preferred Stock or if we fail to redeem such Preferred Stock, our cash flow could be adversely affected and our business significantly harmed.

On May 22, 2009, we entered into a Settlement Agreement, Waiver and Amendment with the holders of our Series A Convertible Preferred Stock, pursuant to which, among other things, we have agreed to redeem $7,500,000 in stated value of Series A Convertible Preferred Stock by December 31, 2009. We did not effect such redemption. As a result, in lieu of any other remedies or damages available to the holders of our Series A Convertible Preferred Stock, the redemption price payable by us increased by an amount equal to 10% of the stated value, and we amended our certificate of incorporation to (i) reduce the conversion price of the Series A Convertible Preferred Stock from $2.00 to $0.50 (which increased the number of shares of our common stock into which the Series A Convertible Preferred Stock is convertible) and (ii) grant the holders of Series A Convertible Preferred Stock, voting as a separate class, the right to elect two persons to serve on our board of directors.

We currently have outstanding $15.0 million in stated value of our Series A Convertible Preferred Stock. The terms of such stock provide that we are to redeem any such stock outstanding as of April 1, 2011, as extended from December 31, 2010 pursuant to a waiver agreement between us and the holders of our Series A Convertible Preferred Stock dated April 8, 2010. We are seeking to raise capital or obtain access to funds sufficient to timely redeem our Series A Convertible Preferred Stock. If we are not successful and we do not timely redeem such preferred stock, our cash flow could be adversely affected and our business significantly harmed. For additional information, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Series A Convertible Preferred Stock.

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

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2009, our backlog was approximately $45.0 million, of which we estimate will all be realized in 2010. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

We depend on our suppliers and one, in particular, currently provides us with approximately 42% of our supply needs. If we cannot obtain certain components for our products or we lose any of our key suppliers, we would have to develop alternative designs that could increase our costs or delay our operations.

We depend upon a number of suppliers for components of our products. Of these suppliers, Action Group supplied approximately 42% of the total purchases during the year ended December 31, 2009. Moreover, Action Group supplied all of our steel pieces and hardware. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we would need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

We are defendants in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations and liquidity. Please see “Business — Legal Proceedings” below.

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

Effective internal controls are necessary for us to provide accurate financial reports. We completed documenting and testing our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment.

As a result of the material weaknesses identified during the course of our evaluation of our controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We identified material weaknesses in our period-end financial close processes and general computing controls. To address these material weaknesses, we intend to engage outside experts to provide counsel and guidance in areas where we cannot economically maintain the required expertise internally. Please see Part II. Item 9A. for further discussion.

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

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;
•	cyclical nature of defense spending;
•	interest rate changes;
•	changes in the market’s expectations about our operating results;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or the defense industry in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends in our markets;
•	changes in laws and regulations affecting our business;
•	material announcements by us or our competitors;
•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•	general economic and political conditions such as recessions and acts of war or terrorism; and
•	other matters discussed in Risk Factors.

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

In addition, under the Certificate of Designations for our Series A Convertible Preferred Stock, an affirmative vote at a meeting duly called or the written consent without a meeting of the holders of such preferred stock representing at least a majority of then outstanding shares of Series A Convertible Preferred Stock is required for us to pay dividends or any other distribution on our common stock.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;
•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3 percent of our stockholders;
•	provide that only our board of directors can fill vacancies on the board of directors;
•	require super-majority voting to amend our bylaws or specified provisions in our certificate of incorporation;
•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•	limit the ability of our stockholders to call special meetings of stockholders;
•	prohibit common stockholder action by written consent, which requires all common stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to adopt, amend, or repeal our bylaws, subject to the rights of our stockholders to do the same by super-majority vote of stockholders; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Shares of stock issuable pursuant to our stock options, warrant and Series A Convertible Preferred Stock may adversely affect the market price of our common stock.

As of April 12, 2010, we had outstanding stock options to purchase an aggregate of 2,330,000 shares of common stock under our 2007 Incentive Compensation Plan and warrants to purchase an aggregate of 1,448,681 shares of common stock. In addition, we have 2,082,500 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan and 30,000,000 shares reserved for issuance upon the conversion of our Series A Convertible Preferred Stock. Our outstanding warrants and Series A Convertible Preferred Stock also contain provisions that increase, subject to limited exceptions, the number of shares of common stock that may be acquired upon the conversion or exercise of such securities in the event we issue (or are deemed to have issued) shares of our common stock at a per share price that is less than their then existing exercise price, in the case of the warrants, and conversion price, in the case of the Series A Convertible Preferred Stock. The exercise of the stock options and warrants would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for our common stock than we will receive under such options and warrants. The exercise, or potential exercise, of these options and warrants or conversion of our Series A Convertible Preferred Stock could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

We have registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our stock option plan, which shares can generally be freely sold in the public market upon issuance. Pursuant to a settlement with the holders of our Series A Convertible Preferred Stock in May 2009, we also have registered the resale of up to 5,695,505 shares of our common stock and intend to register an additional 2,115,000 shares of our common stock held by such preferred stockholders. Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

The continued listing of our common stock on the NYSE Amex is subject to compliance with their continued listing requirements. While we have not received any notice of an intent to delist our common stock, if such stock were delisted, the ability of investors in our common stock to make transactions in such stock would be limited.

Our common stock is listed on the NYSE Amex, a national securities exchange. Continued listing of our common stock on the NYSE Amex requires us to meet continued listing requirements set forth in the NYSE Amex’s Company Guide. These requirements include both quantitative and qualitative standards. While we have not received any notice of an intent to delist our common stock, investors should be aware that if the NYSE Amex were to delist our common stock from quotation on its exchange, this would limit investors’ ability to make transactions in our common stock.

Item 2. Properties

Our principal offices are located at 230 Duffy Avenue, Hicksville, NY 11801 and are approximately 117,000 square feet. On February 25, 2010, we secured a facility (72,000 square feet) in Lillington, North Carolina for our architectural hardening and perimeter defense business to address the continued and anticipated growth of this portion of our business, which is currently used by American Physical Security Group, one of our subsidiaries. We also have a leased property (2,000 square feet) in Virginia which is used as a satellite office near Marine Corps Base Quantico in Virginia. We do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs. We maintain insurance coverage against losses, including fire, casualty and theft, for each of our locations in amounts we believe to be adequate.

Item 3. Legal Proceedings

On July 10, 2007, we filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California, Case Number 07-CV-02779. On February 21, 2008, pursuant to the court’s order, we filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. We filed opposition to the motion. The defendants motion and a subsequent application for an immediate interlocutory appeal were denied. A mediation settlement conference was held on October 31, 2008, which was unsuccessful. The defendants filed a second motion for summary judgment that was denied in May, 2009. After that denial, discovery continued. A second mediation settlement conference was held in July 2009. As a result of that conference, the parties requested that the Court stay discovery and the trial for a period of sixty (60) days. On August 5, 2009, the Court vacated all dates in this action and removed the case from its active caseload. On October 2, 2009, the parties submitted to the Court a joint status report informing the Court that a settlement was expected to be finalized within twenty (20) days. On November 30, 2009, the parties entered into a settlement agreement. Pursuant to the settlement agreement, we received $250,000 and are also entitled to receive a percentage of the proceeds Gypsy Rack may receive as a result of an ongoing lawsuit Gypsy Rack has initiated against certain insurance companies, which involves claims for certain fees, costs and expenses incurred in this lawsuit. On December 15, 2009, upon receipt of the $250,000, we filed a Stipulation of Dismissal with the Court. On December 16, 2009, the Court entered an order dismissing this case.

On February 29, 2008, Roy Elfers, a former employee commenced an action against us for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. We filed an answer to the complaint. The parties have completed the discovery and taking depositions. We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, we filed a response to the charges. We believe the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against us for breach of contract and related issues arising from his termination of employment in New York State

Supreme Court, Nassau County. On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack’s breach of contract claims and claims seeking the lifting of the transfer restrictions on his stock, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against our chief executive officer, chief operating officer and chief financial officer. On or about October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud. The parties have completed the discovery and scheduled depositions. We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been traded on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol “EAG” since May 30, 2008. The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our common stock, as reported on the NYSE Amex.

	High	Low
Fiscal Year Ended December 31, 2008
Second quarter (commencing May 30, 2008)	$1.80	$1.01
Third quarter	$1.22	$0.83
Fourth quarter	$1.02	$0.43
Fiscal Year Ended December 31, 2009
First quarter	$1.00	$0.44
Second quarter	$0.73	$0.49
Third quarter	$0.60	$0.43
Fourth quarter	$0.52	$0.31

As of April 12, 2010, there were approximately 270 record holders of our common stock and 2 record holders of our Series A Convertible Preferred Stock. These figures do not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Under the Certificate of Designations for our Series A Convertible Preferred Stock, an affirmative vote at a meeting duly called or the written consent without a meeting of the holders of such preferred stock representing at least a majority of then outstanding shares of Series A Convertible Preferred Stock is required for us to pay dividends or any other distribution on our common stock.

Equity Compensation Plan Information

As of December 31, 2009, the following equity securities of our company are authorized for issuance, aggregated as follows, pursuant to our compensation plans (including individual compensation arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
Equity compensation plans approved by security holders	2,230,000	$1.81	2,395,000
Equity compensation plans not approved by security holders	—	—	—

Recent Sales of Unregistered Securities

As of December 31, 2009, we issued an aggregate of 1,080,000 shares of our common stock to the holders of our Series A Convertible Preferred Stock as dividends for the fourth quarter of 2009 pursuant to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this annual report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this annual report, particularly in “Risk Factors” in Item 1A.

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

As noted in the section entitled “Business Backlog,” we have $45.0 million of contract backlog as of December 31, 2009, which we estimate will be filled in 2010. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM’s and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

We continue to aggressively bid on projects and are in preliminary talks with a number of international firms to pursue long-term government and commercial contracts, including with respect to Homeland Security. While no assurances can be given that we will obtain a sufficient number of contracts or that any contracts we do obtain will be of significant value or duration, we are confident that we will continue to have the opportunity to bid and win contracts as we have in 2009.

Cost of Revenues and Operating Expenses

Cost of Revenues.  Cost of revenues consists of parts, direct labor and overhead expenses incurred for the fulfillment of orders under contract. These costs are charged to expense upon completion and acceptance of an order. Costs of revenue also includes the costs of prototyping and engineering, which are expensed upon completion of an order as well. These costs are included as costs of revenue because they are incurred to modify products based upon government specifications and are reimbursable costs within the contract. These costs for the production of goods under contract are expensed when they are complete. We allocate overhead expenses such as employee benefits, computer supplies, depreciation for computer equipment and office supplies based on personnel assigned to the job. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

Sales and Marketing.  Expenses related to sales and marketing consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, trade shows and related travel. Sales and marketing costs are charged to expense as incurred. As we have implemented various cost cutting measures, we expect that in 2010, sales and marketing expenses will decrease.

Research and Development.  Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. We expect that in 2010, research and development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new protections products, but will remain relatively consistent or decrease slightly as a percentage of revenues. Research and development costs are charged to expense as incurred.

General and Administrative.  General and administrative expenses consist of compensation and related expenses for finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead. We expect that in 2010, general and administrative expenses will decrease in absolute dollars and decrease as a percentage of revenues due to cost cutting measures implemented at the end of 2009.

General and Administrative Salaries.  General and administrative salaries expenses consist of compensation for the officers, and IT, design and engineering personnel. We expect that in 2010, general and administrative salaries expenses will decrease in absolute dollars and decrease as a percentage of revenues due to the cost cutting measures, which include reduction in labor costs, implemented at the end of 2009.

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

Revenue and Cost Recognition.  We recognize revenue in accordance with Accounting Standards Codification (ASC) 605, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Under this provision, revenue is recognized upon delivery and acceptance of the order.

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of December 31, 2009, there were no such provisions made.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called “Costs in Excess of Billings on Uncompleted Contracts.” Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

Stock-Based Compensation.  Stock based compensation consists of stock or options issued to employees, directors and contractors for services rendered. We account for the stock issued using the estimated current market price per share at the date of issuance. Such cost is recorded as compensation in our statement of operations at the date of issuance.

In December 2007, we adopted our 2007 Incentive Compensation Plan pursuant to which we have issued and intend to issue stock-based compensation from time to time, in the form of stock, stock options and other equity based awards. Our policy for accounting for such compensation in the form of stock options is as follows:

We have adopted the provisions of ASC 718 “Compensation — Stock Compensation”. In accordance with ASC 718, we use the Black-Scholes option pricing model to measure the fair value of our option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, as codified in ASC 718-10-599, which provides supplemental implementation guidance for ASC 718.

Because we have only recently become a public entity, we will have a limited trading history. The expected term of an award is based on the “simplified” method allowed by ASC 718-10-599, whereby the expected term is equal to the period of time between the vesting date and the end of the contractual term of the award. The risk-free interest rate will be based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend on our common stock in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

We recognized $261,362 and $211,747 in stock compensation expense during the years ended December 31, 2009 and December 31, 2008, respectively.

Fair Value Measurements.  We have adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. ASC 820 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of ASC 820 relating to certain non-financial assets and liabilities until January 1, 2009.

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

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

Series A Convertible Preferred Stock.  The Series A Convertible Preferred Stock (or Series A Preferred) is mandatorily redeemable on April 1, 2011 and convertible into shares of common stock at $0.50 per share subject to adjustment should we issue future common stock at a lesser price. As a result we elected to record the hybrid instrument, preferred stock and conversion option together, at fair value. Subsequent reporting period changes in fair value are to be reported in the statement of operations.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance as they must be measured initially at fair value. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9.8 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3.6 million. These liabilities were subsequently adjusted to fair value as of December 31, 2009 and 2008, which resulted in a loss of $325,837 million and a gain of $2.9 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Series A Preferred liability was $12.4 million and $10.9 million, respectively.

Derivative Warrants

Investor Warrants.  The warrants issued to the investors in the Series A Preferred (or Investor Warrants) meet the criteria under ASC 815 “Derivatives and Hedging”. Under ASC 815, the warrants are recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $1.1 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $0.4 million. As of December 31, 2009, the Investor Warrant liability was $0 as such warrants were no longer outstanding. We recorded a loss of approximately $95,000 on the change in fair value in the statement of operations for the year ended December 31, 2009.

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

For additional information, see “Liquidity and Capital Resources — Series A Convertible Preferred Stock” below.

Placement Agent Warrants.  The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants are recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as codified in ASC 815, we satisfy the criteria for classification of the Placement Agent Warrants as equity on the date of issuance. We have recorded the corresponding amount recorded as a Deferred Financing Cost since the Series A Preferred and Investor Warrants are classified as liabilities and are amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, we recorded $1.0 million and $0.4 million in deferred financing costs. Effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the Placement Agent Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, we accounted for these warrants as a “derivative” under ASC 815 and recorded as liabilities at fair value on January 1, 2009 of approximately $92,000. The fair value of these warrants was approximately $30,000 as of December 31, 2009 and we recorded gain of approximately $62,000 on the change in fair value in the statement of operations for the year ended December 31, 2009.

2005 Warrants and 2006 Warrants.  Upon issuance, warrants issued to the placement agent with respect to our sale of common stock in 2005 (2005 Warrants) and 2006 (2006 Warrants) met the requirements for equity classification set forth in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and SFAS No. 133 as codified in ASC 815. However, effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the 2005 Warrants and 2006 Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, the 2005 Warrants and 2006 Warrants were accounted for as “derivatives” under ASC and recorded as liabilities at fair value on January 1, 2009 of $74,032. The fair value of these warrants was approximately $6,000 as of December 31, 2009 and we recorded gain of approximately $68,000 on the change in fair value in the statement of operations for the year ended December 31, 2009.

Debt Extinguishment.  We accounted for the effects of the May 22, 2009 settlement agreement (see Note 1) of the accompanying consolidated financial statements) in accordance with the guidelines enumerated in EITF Issue No. 96-19 “Debtor’s Accounting for a Modification of Exchange of Debt Instruments” as codified in ASC 470-50. ASC 470-50 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt.

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

We evaluated the modification of the payment terms and the related adjustment to financial instruments to determine whether these modifications resulted in the issuance of a substantially different instrument. We determined after giving effect to the changes in the due dates of payments and the consideration paid to the debt holders, in the form of reduced conversion and exercise prices, that we had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, we recorded a loss on the extinguishment of debt in the amount of $2,613,630 which represented the difference in the carrying value of the old debt and fair value of the new debt. The debt instrument charge is included in the accompanying statement of operations for the year ended December 31, 2009.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Comparison of Years Ended December 31, 2009 and 2008

Revenues.  Revenues for 2009 from continuing operations were $45.9 million, an increase of $10.3 million or 28.9%, from revenues of $35.6 million for 2008. The increase in revenues from 2008 to 2009 was due primarily to increased order fulfillment under our Marine Corp Contract No. M67854-07-D-5069 during the year ended December 31, 2009 as compared to 2008, including the orders that were delayed from the fourth quarter of 2008 into the first and second quarters of 2009. The revenue increase also was due to additional sales generated from our physical security product business for the year ended December 31, 2009 of $4.5 million an increase of $2.5 million or 125% over revenues of $2.0 million for the year ended December 31, 2008.

Revenues from our discontinued operations for the year ended December 31, 2008 were $1.3 million. There were no revenues generated from discontinued operations during the year ended December 31, 2009.

Cost of Revenues.  Cost of revenues from continuing operations for the year ended December 31, 2009 was $33.9 million, an increase of $9.2 million, or 37.2%, over cost of revenues of $24.7 million for the year ended December 31, 2008. The increase was primarily attributed to additional production costs incurred for the year ended December 31, 2009 resulting from increased sales from our physical security product business and increased production under the Marine Corps contract mentioned above as well as increased sales of certain of our CPKs, which have lower gross margins than our other CPKs, as compared to the year ended December 31, 2008.

Cost of revenue from discontinued operation for the year ended December 31, 2008 was $0.6 million. There were no costs of revenues generated from discontinued operations for the year ended December 31, 2009.

Gross Profit Margin.  The gross profit margin from continuing operations for the year ended December 31, 2009 was $12.0 million, or 26.1% of revenue, as compared to $10.9 million, or 30.6% of revenue, for the year ended December 31, 2008. The decrease in gross profit margin percentage from continuing operations from the year ended December 31, 2009 to the year ended December 31, 2008 was due primarily to the following:

•	Significantly higher sales under our Marine Corps contract mentioned above in 2009 and 2008 of product with lower gross profit margins; and
•	An aggressive sales program with OEM vendors of our armor solutions that resulted in a lower gross profit margin for such armor solutions in 2009.

Sales and Marketing Expenses.  Sales and marketing expenses for the year ended December 31, 2009 and December 30, 2008 remained unchanged at $2.7 million, respectively. Although we expected to increase our sales and marketing as our revenues increased for 2009, during the second half of 2009, we have sought to keep such expenses relatively low as we continue to monitor our costs. There were no sales or marketing expenses for discontinued operations for the years ended December 31, 2009 and 2008.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2009 were approximately $412,000, a decrease of approximately $376,000, or 47.7%, over research and development expenses of approximately $788,000 for the year ended December 31, 2008. During 2008, we incurred higher research and development costs associated with additional testing of our CPKs and to a lesser extent, testing and improvement of existing products, such as glass and composite armors, and continued work on our products in development, such as helmets. There were no research and development expenses for discontinued operations.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2009 were $7.5 million, an increase of $1.8 million, or 32.8%, over general and administrative expenses of $5.7 million for the year ended December 31, 2008. The increase was primarily due to our compliance efforts with regard to Section 404 of the Sarbanes-Oxley Act of $0.3 million and additional costs relating to professional fees.

General and administrative expenses for discontinued operations were $262,000 for the year ended December 31, 2008. There were no such expenses incurred during the year ended December 31, 2009.

General and Administrative Salaries Expense.  General and administrative salaries expense for the year ended December 31, 2009 and 2008 was $4.1 million and $4.8 million, respectively. The decrease of $0.6 million, or 12.9%, was primarily due to no bonuses being earned by our company in 2009. We incurred no salary expense with regard to our discontinued operations during the years ended December 31, 2008 and 2009. As of December 31, 2009, there were 43 employees that were classified as general and administrative personnel, versus 41 employees as of December 31, 2008.

Depreciation expense.  Depreciation expense from continuing operations was approximately $1.1 million and approximately $0.8 million for the years ended December 31, 2009 and 2008, respectively. The increase of $0.2 million, or 28.8% was the result of our higher property and equipment balance as of December 31, 2009 versus December 31, 2008. The increase was the result of depreciation of additional leasehold improvements and equipment associated with the expansion of our facility during the second half of 2008, property and equipment purchased in 2008 and 2009 for our Hicksville facility and physical security product business, and T2 equipment.

Other (income) and expense.  As a result of our agreement to sell our Series A Convertible Preferred Stock and related investor warrants to purchase common stock and the subsequent Settlement Agreement that reduced the exercise price of the investor warrants from $2.40 to $0.01, we incurred losses upon the valuation of the Series A Convertible Preferred Stock. Such valuation took into account the features, rights and obligations of the Series A Convertible Preferred Stock, which ultimately resulted in a higher fair value than the proceeds received. Since the Series A Convertible Preferred Stock and related investor warrants are required to be recorded at fair value, we recorded a loss on such securities. We experienced a loss on adjustment of fair value with respect to our Series A Convertible Preferred Stock of approximately $0.3 million and a gain on adjustment of approximately $2.9 million for the years ended December 31, 2009 and 2008, respectively. We also recognized gains of $36,000 and $1.5 million for the years ended December 31, 2009 and 2008, respectively on our warrants classified as liabilities. In addition, we incurred interest expense, including interest associated with the amortization of the deferred financing costs, issuance of dividends on the Series A Convertible Preferred Stock and amortization of the discount on the Series A Convertible Preferred Stock, of $3.6 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. We also had a loss on deemed extinguishment of debt related to our Series A Convertible Preferred Stock for the year ended December 31, 2009 of $2.6 million.

Loss from Discontinued Operations

We had no loss from operations of our discontinued division for the year ended December 31, 2009. The loss from operations of our discontinued division was $230,834 for the year ended December 31, 2008. We recorded a loss from disposal of our discontinued division of $575,000 and $1,915,903 for the years ended December 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

The primary sources of our liquidity during the year ended December 31, 2009 have come from operations. As of December 31, 2009, our principal sources of liquidity were net accounts receivable of $2.3 million, costs in excess of billings of $6.4 million and the sale of accounts receivable under accounts receivable purchase agreement with Republic Capital Access (RCA), of which RCA has not received payment from our customers for $0.2 million.

As of December 31, 2008, our principal sources of liquidity were net accounts receivable of approximately $5.0 million and costs in excess of billings of $7.1 million. The primary sources of our liquidity during 2008 came from operations and the proceeds from the sale of our Series A Convertible Preferred Stock.

We believe that our current net accounts receivable and costs in excess of billings together with our expected cash flows from operations, ability to sell accounts receivable to RCA (as described below) will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures at least through December 31, 2010, except with respect to mandatory redemption of $15.0 million in stated value of our Series A Convertible Preferred Stock at April 1, 2011, extended from December 31, 2010, pursuant to a waiver agreement which we entered into with the Series A Holders on April 8, 2010. We currently are seeking to raise capital or obtain access to capital sufficient to permit us to effect such redemption. If we are unable to timely raise capital or obtain access to a credit facility or other source of funds sufficient to fund such redemption, our cash flow could be adversely affected and our business significantly harmed. In addition, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), our state of incorporation, would prohibit us from satisfying such redemption if we lack sufficient surplus, as such term is defined under the DGCL.

Cash Flows from Operating Activities.  Net cash provided by operating activities was $1.2 million for the year ended December 31, 2009 compared to net cash used in operating activities of $10.5 million for the year ended December 31, 2008. Net cash provided in operating activities during the year ended December 31, 2009 consisted primarily of changes in our operating assets and liabilities of $9.3 million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities. The changes in accounts receivable and costs in excess of billing of $2.5 million and $0.7 million, respectively, reflect the decreases in receivables from completed projects and costs incurred on projects in process as of December 31, 2009. Our prepaid expenses and other current assets decreased $1.5 million due to amounts paid in advance in connection with prepayment of legal expense, interest expense, tradeshow related expense and insurance. As of December 31, 2008, we experienced a decrease in accounts receivable of $1.7 million, due to increased collections during 2008. The increase in our costs in excess of billings of $2.1 million as of December 31, 2008, reflects increases in projects in process as of December 31, 2008. Our prepaid expenses increased $160,000 due to amounts paid in advance in connection with our intent to enter the public market and obtain outside financing. In addition, the changes in accounts payable and accrued liabilities reflect the related increase in expenses incurred, with no funds paid out.

As of December 31, 2009, we had net operating loss carryforwards of $9.3 million available to reduce future taxable income. In the future, we may utilize our net operating loss carryforwards and would begin making cash tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum taxes may also increase our overall tax obligations. We expect that if we generate taxable income and/or we are not allowed to use net operating loss carryforwards, our cash generated from operations will be adequate to meet our income tax obligations.

Net Cash Used In Investing Activities.  Net cash used in investing activities for the year ended December 31, 2009 and 2008 was $0.4 million and $4.5 million, respectively. Net cash used in investing activities for the year ended December 31, 2009 consisted of amounts paid out for the general and computer equipment and miscellaneous leasehold improvements. Net cash used in investing activities for the year ended December 31, 2008 consisted primarily of cash paid for the acquisition of equipment for the T2 facility and general shop equipment and machinery. During the year ended December 31, 2008, we also paid out cash associated with leasehold improvements, office equipment and furniture for the expansion of our Hicksville corporate offices and warehouse, and the acquisition of American Anti-Ram and related intangible assets.

Net Cash Used in Financing Activities.  Net cash used in financing activities for the year ended December 31, 2009 was $1.2 million and net cash provided by financing activities for the year ended December 31, 2008 was $13.7 million. Net cash used in financing activities during the year ended December 31, 2009 consisted primarily of deferred financing costs of $1.1 million. Net cash provided by financing activities during the year ended December 31, 2008 consisted primarily of proceeds of $15.0 million received from the sale of the Series A Preferred offset by $1.4 million paid in deferred financing costs. In addition, we received $0.1 million of proceeds from the sale of common stock and proceeds received from the exercise of warrants for common stock and $0.2 million from the term loan and line of credit with TD Bank, offset by repayments of short term financing of $0.2 million.

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

The initial term of the purchase agreement ended on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to an amendment to the purchase agreement in October 2009, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) has been extended from December 31, 2009 to October 15, 2010, and the discount factor rate has been reduced from 0.524% to 0.4075%. As of December 31, 2009, RCA held $0.2 million of accounts receivable for which RCA has not received payment from our customers.

Bank Facility

In May 2007, we entered into a loan agreement with TD Bank (formerly known as Commerce Bank, N.A.) pursuant to which we had access to a revolving credit facility up to a maximum of $12.0 million depending upon the periodic balance of our qualified accounts receivable. As of December 31, 2009 and 2008, we had no outstanding balance under the revolving credit facility. As part of the same loan facility, as of December 31, 2009 and 2008 we had $0 and $76,832 outstanding under a term loan due July 1, 2010, which was payable in equal monthly installments. The credit facility was secured by substantially all of our assets, and bore interest at a variable rate equal to LIBOR plus a margin of between 1.75% and 2.45%. As of July 24, 2009, we repaid in full the entire outstanding balance under the loan agreement with TD Bank, following an initial notice of default from the bank with respect to certain financial covenants on April 1, 2009, and a forbearance agreement, as amended.

Series A Convertible Preferred Stock

In March and April 2008, we sold shares of our Series A Convertible Preferred Stock (or Series A Preferred) and warrants to purchase our common stock (or Investor Warrants). We received aggregate gross proceeds of $15.0 million, before fees and expenses of the placement agent in the transaction and other expenses.

In connection with our application to list our common stock on the NYSE Amex, we entered into a Consent and Agreement (or Consent Agreement) on May 23, 2008 with the holders of our Series A Preferred (or Series A Holders) where the Series A Holders agreed to limit the number of shares of common stock issuable upon conversion of, or as dividends on, the Series A Preferred and upon the exercise of the Investor Warrants without approval of our common stockholders (which stockholder approval was received on December 12, 2008). In return, among other things, we agreed for the fiscal year ending December 31, 2008 (A) to achieve (i) revenues equal to or exceeding $50,000,000 and (ii) consolidated EBITDA equal to or exceeding $13,500,000, and (B) to publicly disclose and disseminate, and to certify to the Series A Holders, our operating results for such period, no later than February 15, 2009 (we collectively refer to these as the Financial Covenants). Under the Consent Agreement, the breach of the Financial Covenants were each deemed a “Triggering Event” under the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (or Certificate of Designations), which would purportedly give the Series A Holders the right to require us to redeem all or a portion of their Series A Preferred shares at a price per share calculated under the Certificate of Designations.

We did not satisfy the terms of the Financial Covenants and in April 2009 we received a Notice of Triggering Event Redemption from the holder of 94% of our Series A Preferred. The notice demanded the full redemption of such holder’s Series A Preferred as a consequence of the breach of the Financial Covenants, and demanded payment of accrued dividends on the Series A Preferred and legal fees and expenses incurred in connection with negotiations concerning the breach of the Financial Covenants.

On May 22, 2009, we entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders (or Settlement Agreement) pursuant to which, among other things, (i) the Series A Holders waived any breach by us of the Financial Covenants or our obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009, and waived any “Equity Conditions Failure” and any “Triggering Event” under the certificate of designations of the Series A Preferred otherwise arising from such breaches, (ii) the Investor Warrants were amended to reduce their exercise price from $2.40 per share to $0.01 per share, (iii) we issued the Series A Holders an aggregate of 2,000,000 shares of our common stock (Settlement Shares), in full satisfaction of our obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) we agreed to redeem $7.5 million in stated value of the Series A Preferred Stock by December 31, 2009. We agreed that, if we fail to so redeem $7.5 million in stated value of the Series A Preferred Stock by that date (a Redemption Failure), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by us will increase by an amount equal to 10% of the stated value, (ii) we will use our best efforts to obtain stockholder approval to reduce the conversion price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred is convertible), and (iii) we will expand the size of our board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use our best efforts to amend our certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board (or Series A Directors).

Pursuant to the terms of the Settlement Agreement, we also entered into a Registration Rights Agreement with the Series A Holders, in which we agreed to file with the SEC, by June 1, 2009, a registration statement covering the resale of the Settlement Shares, and to use our best efforts to have such registration statement declared effective as soon as practicable thereafter. We further agreed with the Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the Investor Warrants. A registration statement was filed, and subsequently declared effective on August 10, 2009.

Also pursuant to the terms of the Settlement Agreement, each of our directors and executive officers entered into a Lock-Up Agreement, pursuant to which each such person agreed that, for so long as any shares of Series A Preferred remain outstanding, he will not sell any shares of our common stock owned by him as of May 22, 2009.

Also pursuant to the terms of the Settlement Agreement, on May 22, 2009 our Chief Executive Officer, President and Chairman, entered into an Irrevocable Proxy and Voting Agreement with the Series A Holders, pursuant to which he agreed, among other things, that if a Redemption Failure occurs he will vote all shares of voting stock owned by him in favor of (i) reducing the conversion price of the Series A Preferred from $2.00 to $0.50 and (ii) amending our certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board of directors (collectively referred to as the Company Actions). Our CEO also appointed one of the Series A Holders as his proxy to vote his shares of voting stock in favor of the Company Actions, and against approval of any opposing or competing proposal, at any stockholder meeting or written consent of our stockholders at which such matters are considered.

The Settlement Agreement provides that if as of December 1, 2009, we do not reasonably believe that we can fund the required redemption on or before December 31, 2009, we need to take actions required to seek to obtain the stockholder approval for an amendment to our certificate of incorporation necessary for reducing the conversion price and granting the Series A Holders the right to elect two directors designated by such preferred stockholder (or Series A Directors), including, without limitation, (i) calling a meeting of our stockholders to consider such amendment; (ii) submitting to the SEC a preliminary proxy statement for such meeting of stockholders; and (iii) upon receipt of the requisite stockholder approval, filing the amendment to our certificate of incorporation.

We were unable to effect the redemption of the $7.5 million in stated value of the Series A Preferred by December 31, 2009 and we have accordingly increased the number of directors constituting our board of directors by two and held a special meeting of our stockholders on April 8, 2010. At this special meeting, the stockholders approved the amendments to our certificate of incorporation to reduce the conversion price of the Series A Preferred from $2.00 to $0.50 and provide for the ability of the Series A Holders to elect the Series A Directors, and we amended the certificate of incorporation as of April 9, 2010. Based on the reduction of the conversion price of the Series A Preferred, the number of our common stock into which the Series A Preferred is convertible into increased from 7.5 million to 30.0 million. Notwithstanding the Settlement Agreement and compliance with the remedies described above for the failure to redeem the $7.5 million in stated value of the Series A Preferred by December 31, 2009, the terms of the Series A Preferred provided that we are to redeem any such preferred stock outstanding on the Maturity Date, December 31, 2010, as such term is further defined in the Certificate of Designations (such redemption provision hereinafter referred to as the Mandatory Redemption Provision).

On April 8, 2010, we entered into a waiver agreement with the Series A Holders, pursuant to which the Series A Holders agreed to extend the Maturity Date from December 31, 2010 to April 1, 2011 (the period from December 31, 2010 to April 1, 2011 hereinafter referred to as the extension period). Pursuant to the waiver agreement, during the extension period, (i) the Series A Holders agreed to waive any right to the redemption of the Series A Preferred under the Mandatory Redemption Provision until the last day of the extension period and (ii) our failure to comply with the Mandatory Redemption Provision prior to the last day of the extension period shall be deemed not to be a breach of such provision or the terms and conditions of, or applicable to, the Series A Preferred. We currently are seeking to raise capital or obtain access to capital sufficient to permit us to effect the mandatory redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since our last periodic report (September 30, 2009) through December 31, 2009. This assessment is as of December 31, 2009.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (or Exchange Act), are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009 because of the material weaknesses set forth below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended December 31, 2009. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2009 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2009:

Financial Reporting

Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over the period-end financial close and reporting processes as of December 31, 2009. Due to the actual and potential effect on financial statement balances and disclosures, the resulting restatement of our financial statements and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

•	Inadequate policies and procedures. We did not design, establish, and maintain effective documented GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring, and updating accounting policies and procedures, including policies and procedures related to significant, complex, and non-routine transactions.
•	Inadequate GAAP expertise. We did not have individuals with adequate GAAP knowledge in specific complex areas and non-routine transactions such as preferred stock, warrants, discontinued operations, costs related to registration, acquisitions, and financing.
•	Equity Compensation. We did not maintain adequate policies and procedures to ensure effective controls over the administration, accounting, and disclosure for stock-based compensation sufficient to prevent a material misstatement of related compensation expense. Specifically, the following deficiencies in our granting, administration, and accounting for awards were identified:
º	Inaccurate accounting and disclosure. We did not maintain adequate procedures or effective controls over accounting, communication, and disclosure of compensation expense related to awards. Specifically, we lacked a process of financial and administrative oversight over the stock-based compensation process.
º	Inadequate administration of awards. We did not maintain effective controls as it related to the reconciliation of grants to source data.
º	Insufficient tracking of employee data. We did not maintain adequate procedures or effective controls over tracking awards that ultimately impacted the timely accounting for compensation expense.

General Computing Controls

We did not maintain adequate general computing control policies and procedures. The following individual material weaknesses were identified:

•	Inadequate system access controls. System access controls over our accounting information system were not in place to appropriately prohibit or limit user access in areas including journal entries, invoice processing, master-file maintenance.
•	Inadequate general computing controls. Overall general user and system administration were inadequate in the following areas where procedures were in place but not formalized or documented;
º	Backup and recovery of financial data
º	Systems development and change management
º	Incident management
º	Security monitoring

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities, however, we expect that our internal control over financial reporting and our disclosure controls and procedures remained ineffective as of December 31, 2009.

As part of our ongoing remedial efforts, we are planning, among other things, to:

•	expand our accounting policy and controls organization by creating and filling a new position with permanent and/or temporary resources with GAAP expertise around specific topics;

•	engage external subject matter experts to:
º	advise on accounting for and disclosure of stock-based compensation related matters, including providing additional ASC 718, training and accounting assistance;
º	develop and implement formal remediation plans;
º	develop, implement and/or enhancing accounting and finance-related policies and procedures, including end-user computing;
•	initiate a project to review our key financial systems security processes and responsibilities to appropriately design automated controls that adequately segregate job responsibilities;
•	communicate to all employees the importance of adhering to IT system access segregation and change request protocols, to prevent unauthorized changes and improper accesses from recurring;

We believe that the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures. We intend to perform such procedures and commit such resources as necessary to continue to allow us to overcome or mitigate these material weaknesses such that we can make timely and accurate quarterly and annual financial filings until such time as those material weaknesses are fully addressed and remediated.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A listing of our executive officers and their biographies are included under the caption “Executive Officers” under Part I Item 1. Business of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Consolidated Financial Statements:

•	Report of Marcum LLP Independent Registered Public Accounting Firm;
•	Report of Jewett, Schwartz, Wolfe & Associates Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2009 and 2008;
•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008;
•	Consolidated Statements of Shareholders’ (Deficiency) Equity for the years December 31, 2009 and 2008;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008; and
•	Notes to Consolidated Financial Statements.

All other financial schedules are not required under the related instructions or are inappropriate and therefore have been omitted.

(b)	Exhibits

Exhibit Numbers	Exhibits
3.1	Third Amended and Restated Certificate of Incorporation(5)
3.2	Amended and Restated Bylaws(5)
3.3	Certificate of Designation of Series A Convertible Preferred Stock(2)
3.4	First Amendment to Amended and Restated Bylaws(20)
3.5	First Amendment to Third Amended and Restated Certificate of Incorporation(22)
4.1	Form of common stock certificate(1)
4.2	Registration Rights Agreement by and among the Registrant and the holders of the Registrant’s Series A Convertible Preferred Stock, dated May 22, 2009(13)
4.3	Form of 2009 financial advisor warrant(1)
4.4	Form of 2008 investor warrant(2)
4.5	Form of 2008 placement agent warrant(2)
4.6	Form of Series A Convertible Preferred Stock Certificate(2)
10.1	Agreement of Lease, dated 9/23/2004, between the Registrant and Industrial Management LLC(1)
10.2	Amendment to Lease, dated 5/31/2006, between the Registrant and Industrial Management LLC(1)
10.3	Second Amendment to Lease dated 2/1/2007, between the Registrant and Industrial Management LLC(1)
10.4	Contract between the Registrant and Marine Corps Systems Command dated 2/15/07, as amended by the Modification of Contract, dated 9/17/2007(1)
10.5	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/7/2005, as amended(1)
10.6	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/21/2005, as amended(1)
10.7	Contract between the Registrant and NAVFAC Southwest Specialty Center Contracts Core, dated 6/7/2007, as amended(1)
10.8	Subcontract between CH2M Hill Constructors, Inc. and American Physical Security Group, LLC(10)
10.9	Employment Agreement with Anthony J. Piscitelli dated 1/1/2007(1)
10.10	Amendment to Employment Agreement with Gary Sidorsky dated 1/9/2009(9)
10.11	Employment Agreement with Gary Sidorsky dated 1/1/2007(1)
10.13	Employment Agreement with Curtis Taufman dated 1/1/2007(1)
10.14	Employment Agreement with Fergal Foley dated 1/9/2009(9)
10.15	Agreement between the Registrant and Stifel, Nicolaus & Company, Inc., dated 8/29/2006(1)
10.16	Agreement between the Registrant and Action Group(2)
10.17	2007 Incentive Compensation Plan(1)
10.18	Amendment to Forbearance Agreement by and among the Registrant, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated May 27, 2009(15)
10.19	Second Amendment to Forbearance Agreement by and among the Registrant, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated June 15, 2009(15)

Exhibit Numbers	Exhibits
10.20	Forbearance Agreement and Amendment to Loan Agreement by and among American Defense Systems, Inc., A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated as of April 27, 2009(11)
10.21	First Amendment to Loan Agreement between the Registrant, A.J. Piscitelli & Associates, Inc. and Commerce Bank, N.A., dated July 12, 2007(11)
10.22	Assumption Agreement made by American Physical Security Group, LLC, dated January 28, 2008(11)
10.23	Loan Agreement, dated May 2, 2007, with Commerce Bank, N.A.(2)
10.24	Settlement Agreement, Agreement and Waiver by and among the Registrant and the Series A Holders, dated May 22, 2009(13)
10.25	Form of Lock-Up Agreement executed by each of the directors and executive officers of the Registrant(13)
10.26	Irrevocable Proxy and Voting Agreement by and among Anthony Piscitelli and the Series A Holders, dated May 22, 2009(13)
10.27	Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008(5)
10.28	Form of Voting Agreement for Anthony Piscitelli, Gary Sidorsky and Curtis Taufman(5)
10.29	Letter Agreement between the Registrant and West Coast Opportunity Fund, LLC, dated May 29, 2008(6)
10.30	Letter Agreement between the Registrant and Centaur Value Fund, LP and United Centaur Master Fund dated May 29, 2008(6)
10.31	Securities Purchase Agreement, dated March 7, 2008(2)
10.32	Form of Lock-Up Agreement for Anthony Piscitelli, Gary Sidorsky, Fergal Foley, Victor La Sala, John Rutledge and Curtis Taufman(2)
10.33	Consulting Services Agreement between the Registrant and Berthel Fisher & Company Financial Services, Inc. dated February 29, 2008(3).
10.34	Amendment No. 1 to Independent Consulting Agreement between Richard Torykian and the Registrant dated July 23, 2008(8)
10.35	Independent Consulting Agreement between the Registrant and Richard Torykian dated August 1, 2007(3).
10.36	Asset Purchase Agreement among the Registrant, Tactical Applications Group and Lisa Sue Quinlan dated November 15, 2007(3).
10.37	Side letter between the Registrant and West Coast Opportunity Fund, LLC dated March 28, 2008(3).
10.38	Contract No. M67854-09-D-5069 between the Registrant and the U.S. Marine Corps Systems Command, effective as of March 27, 2009(12)
10.39	Contract No. M67854-09-D-5038 between the Registrant and the U.S. Marine Corps Systems Command, effective as of May 20, 2009(14)
10.40	Accounts Receivable Purchase Agreement between the Registrant and Republic Capital Access, LLC, dated July 23, 2009(16)
10.41	Form of Incentive Stock Option Agreement under the 2007 Incentive Compensation Plan(21)
10.42	Form of Non-Qualified Stock Option Agreement under the 2007 Incentive Compensation Plan(21)
10.43	Form of Director and Officer Indemnification Agreement(21)
10.44	First Amendment to Account Receivable Purchase Agreement between the Registrant and Republic Capital Access, LLC dated October 20, 2009(18)
10.45	Employment Agreement with Victor La Sala dated January 1, 2007(21)

Exhibit Numbers	Exhibits
10.46	Employment Agreement with Chuck Pegg dated January 1, 2007(21)
10.47	Employment Agreement with Robert Aldrich dated August 1, 2008(21)
10.48	Contact No. W56HZV-08-C-0311 between the Registrant and the U.S. Army TACOM, effective as of March 10, 2008(21)
10.49	Amendment/Modification No. P00042 to Contract No. W56HZV-05-D-0382 between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, effective as of December 28, 2009(19)
10.50	Waiver Agreement between the Registrant and the Series A Holders, dated April 8, 2010(22)
10.51	Lease between Boon Edam, Inc. and the Registrant dated February 25, 2010*
21.1	Subsidiaries of Registrant*
23.1	Consent of Marcum LLP*
23.2	Consent of Jewett Schwartz Wolfe & Associates, CPAs*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
(1)	Previously filed as an Exhibit to the Form 10, filed on February 11, 2008.
(2)	Previously filed as an Exhibit to Amendment No. 1 to the Form 10, filed on March 21, 2008.
(3)	Previously filed as an Exhibit to Amendment No. 2 to the Form 10, filed on April 11, 2008.
(4)	Previously filed as an Exhibit to Amendment No. 3 to the Form 10, filed on April 22, 2008.
(5)	Previously filed as an Exhibit to the Form 8-A filed on May 23, 2008.
(6)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 27, 2008.
(7)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 30, 2008.
(8)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on August 8, 2008.
(9)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 15, 2009.
(10)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 16, 2009.
(11)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 1, 2009.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2009.
(13)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 26, 2009.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 26, 2009.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 17, 2009.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 28, 2009.
(17)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 26, 2009.
(18)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2009.
(19)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 15, 2010.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 28, 2010.
(21)	Previously filed as an exhibit to Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 15, 2010
(22)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 15, 2010.

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

Signature	Title	Date
/s/ Anthony J. Piscitelli Anthony J. Piscitelli	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 15, 2010
/s/ Gary Sidorsky Gary Sidorsky	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	April 15, 2010
/s/ Fergal Foley Fergal Foley	Chief Operating Officer, Secretary and Director	April 15, 2010
/s/ Alfred M. Gray Alfred M. Gray	Director	April 15, 2010
Pasquale J. D’Amuro	Director
/s/ Richard P. Torykian Richard P. Torykian	Director	April 15, 2010
Stephen R. Seiter	Director
/s/ Victor Trizzino Victor Trizzino	Director	April 15, 2010

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of American Defense Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Defense Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Defense Systems, Inc. and Subsidiaries, as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for warrants in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Sub Topic 815-10, “Contracts in Entity’s Own Stock” effective January 1, 2009.

/s/ Marcum LLP

Marcum LLP
Melville, New York
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Defense Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Defense Systems, Inc. and Subsidiaries as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Defense Systems, Inc. and Subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company determined that certain account balances and the presentation of financial information were not accurately presented in the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These include modifying its presentation of the Series A Convertible Preferred Stock and Investor Warrants from long term liabilities to current liabilities, reclassifying an indefinite lived intangible asset from a current asset to a long term asset, reclassifying its assets and liabilities associated with its discontinued operations from long term to short term, the presentation of and reclassifying certain legal expenses recorded as prepaid to deferred financing costs on its Consolidated Balance Sheet as of December 31, 2008. In addition, the Company reclassified legal costs incurred in connection with its registration statement, initially recorded as a charge against additional paid in capital, and certain legal other costs, initially recorded as prepaid legal expense, to legal expense on its Consolidated Statement of Operations. The Company also reclassified dividends paid in connection with Series A Convertible Preferred Stock from dividends to interest expense on its Consolidated Statement of Operations. Accordingly, the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended have been restated to reflect corrections to previously reported amounts.

/s/Jewett, Schwartz, Wolfe & Associates

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
April 14, 2009

200 South Park Road, Suite 150 •   Hollywood, Florida 33021 •   Main 954.922.5885 •   Fax 954.922.5957 •   www.jsw-cpa.com
Member — American Institute of Certified Public Accountants •   Florida Institute of Certified Public Accountants
Private Companies Practice Section of the AICPA • Registered with the Public Company Accounting Oversight Board of the SEC

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$—	$374,457
Accounts receivable, net of allowance for doubtful accounts of $222,448 and $0 as of December 31, 2009 and 2008, respectively	2,288,666	4,981,150
Accounts receivable-factoring	199,876	—
Tax receivable	108,741
Inventory	1,352,873	621,048
Prepaid expenses and other current assets	540,381	2,088,801
Costs in excess of billings on uncompleted contracts	6,409,963	7,143,089
Deferred Tax Assets	521	—
Deposits	407,137	437,496
Assets of discontinued operations	—	736,613
TOTAL CURRENT ASSETS	11,308,158	16,382,654
Property and equipment, net	3,078,724	3,743,936
Deferred Financing Costs, net	1,547,551	1,500,533
Notes Receivable, net	400,000	925,000
Intangible Assets	606,000	606,000
Goodwill	450,000	450,000
Deferred Tax Asset	—	1,167,832
Other Assets	138,001	159,560
TOTAL ASSETS	$17,528,434	$24,935,515
LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Accounts payable	$6,744,285	$2,480,652
Accrued expenses	498,795	755,615
Line of Credit	—	76,832
Warrant liability	35,413	90,409
Mandatory redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares authorized issued and outstanding	—	10,981,577
Liabilities of discontinued operations	—	736,613
TOTAL CURRENT LIABILITIES	7,278,493	15,121,698
LONG TERM LIABILITIES
Mandatory redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares authorized issued and outstanding	12,429,832	—
Deferred Tax Liability	521	—
TOTAL LIABILITIES	19,708,846	15,121,698
COMMITMENTS AND CONTINGENCIES – Note 6
SHAREHOLDERS’ (DEFICIENCY) EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 46,611,457 and 39,585,960 shares issued and outstanding as of December 31, 2009 and 2008, respectively	46,611	39,586
Additional paid-in capital	14,712,414	11,096,031
Accumulated Deficit	(16,939,437)	(1,321,800)
TOTAL SHAREHOLDERS’ (DEFICIENCY) EQUITY	(2,180,412)	9,813,817
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	$17,528,434	$24,935,515

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
CONTRACT REVENUES EARNED	$45,893,979	$35,588,849
COST OF REVENUES EARNED	33,929,327	24,702,714
GROSS PROFIT	11,964,652	10,886,135
OPERATING EXPENSES
General and administrative expenses	7,519,114	5,661,781
General and administrative salaries	4,144,666	4,758,968
Sales and marketing	2,661,636	2,722,224
T2 expenses	531,506	—
Research and development	412,285	788,100
Settlement of litigation	63,441	57,377
Depreciation and amortization	1,085,331	842,532
Professional fees	2,734,816	1,561,415
TOTAL OPERATING EXPENSES	19,152,795	16,392,397
OPERATING LOSS	(7,188,143)	(5,506,262)
OTHER INCOME (EXPENSE)
Unrealized (loss) gain on adjustment of fair value Series A convertible preferred stock classified as a liability	(325,837)	2,900,799
Unrealized gain on warrant liability	35,673	1,450,117
Loss on deemed extinguishment of debt	(2,613,630)	—
Other income	8,869	8,551
Interest expense	(3,019,079)	(1,222,205)
Interest expense – Mandatory redeemable preferred stock dividends	(1,650,000)	(1,081,081)
Interest income	—	117,312
Finance charge	(209,698)	(22,598)
TOTAL OTHER INCOME (EXPENSE)	(7,773,702)	2,150,895
LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(14,961,845)	(3,355,367)
INCOME TAX EXPENSE (BENEFIT)	752,971	(996,000)
LOSS FROM CONTINUING OPERATIONS	(15,714,816)	(2,359,367)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX:
Loss from operations of discontinued division	—	(230,834)
Loss from disposal of discontinued division	(575,000)	(1,915,903)
	(575,000)	(2,146,737)
NET LOSS	(16,289,816)	(4,506,104)
Weighted Average Shares Outstanding (Basic and Diluted)	43,192,175	39,416,278
Loss per Share – Basic and Diluted:
LOSS FROM CONTINUING OPERATIONS	$(0.37)	$(0.06)
LOSS FROM DISCONTINUED OPERATIONS	$(0.01)	$(0.05)
NET LOSS	$(0.38)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock $.001 par		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Shareholders’ (Deficiency) Equity
	Shares	Par Value
BALANCE AT JANUARY 1, 2008	39,207,950	$39,208	$10,274,602	$2,984,018	$13,297,828
Shares issued for:
Investors	153,010	153	99,101	—	99,254
Services	125,000	125	127,375	—	127,500
Warrant exercise	—	—	—	—	—
APSG acquisition	100,000	100	199,900	—	200,000
Stock based compensation	—	—	84,247	—	84,247
Placement agent warrants	—	—	511,092	—	511,092
Equity impact of Tactical Applications Group divestiture			(200,286)	200,286	—
Net loss	—	—	—	(4,506,104)	(4,506,104)
BALANCE AT DECEMBER 31, 2008	39,585,960	39,586	11,096,031	(1,321,800)	9,813,817
Cumulative effect of change in accounting principle (See Note 1)	—	—	(837,954)	672,179	(165,775)
BALANCE AT JANUARY 1, 2009	39,585,960	39,586	10,258,077	(649,621)	9,648,042
Shares issued for:
Compensation	250,000	250	139,250	—	139,500
Exercise of Investor Warrants	3,695,505	3,695	(3,695)	—	—
Payment of dividends recorded as interest expense	3,080,000	3,080	1,646,920	—	1,650,000
Misc. reconciling share amount	(8)
Stock option compensation expense	—	—	121,862	—	121,862
Reclassification of derivative warrants upon exercise	—	—	2,550,000	—	2,550,000
Net loss	—	—	—	(16,289,816)	(16,289,816)
BALANCE AT DECEMBER 31, 2009	46,611,457	$46,611	$14,712,414	$(16,939,437)	$(2,180,412)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(16,289,816)	$(4,506,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value associated with preferred stock and Warrants Liabilities	290,164	(4,350,916)
Stock based compensation expense	261,362	211,747
Loss on deemed Extinguishment of debt	2,613,630	—
Amortization of deferred financing costs	1,135,465	422,902
Amortization of Discount on Series A preferred stock	834,770	429,267
Depreciation and amortization	1,085,331	842,532
Bad debt expense	222,448	—
Reserve for note receivable	575,000	—
Deferred tax assets	1,167,831	(996,000)
Changes in operating assets and liabilities:
Accounts receivable	2,470,036	1,730,011
Accounts receivable-Factoring	(199,876)	—
Inventory	(731,825)	(184,669)
Tax Receivable	(108,741)
Deposits and other assets	30,359	170,524
Cost in excess of billing on uncompleted contracts	733,126	(2,131,115)
Prepaid expenses and other assets	1,498,419	(157,730)
Accounts payable	4,263,634	(1,918,960)
Accrued expenses	1,393,180	—
Due to related party	—	(12,741)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,244,497	(10,451,252)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(420,119)	(3,461,440)
Intangible asset	—	(606,000)
Cash paid for acquisition in excess of cash received	—	(400,000)
Advances for future acquisitions	21,559	(21,560)
NET CASH USED IN INVESTING ACTIVITIES	(398,560)	(4,489,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	113,158
Proceeds from line of credit	—	76,832
Repayments of line of credit	(76,832)	—
Repayments of short term financing	—	(169,452)
Proceeds from the sale of common stock	—	99,254
Proceeds from sale of Series A Convertible preferred shares	—	15,000,000
Deferred financing costs	(1,143,562)	(1,412,343)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,220,394)	13,707,449

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	For the years ended December 31,
	2009	2008
Discontinued Operations
Cash provided by discontinued operations		172,887
Net cash provided by discontinued operations	—	172,887
NET DECREASE IN CASH	(374,457)	(1,059,916)
CASH AT BEGINNING OF YEAR	374,457	1,434,373
CASH AT THE END OF PERIOD	$—	$374,457
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$33,770	$1,451,228
Cash paid during the year for taxes	$—	$537,493
Supplemental disclosure of non-cash investing and financing activities
Stock options issued in lieu of compensation	$—	$84,247
Stock issued in lieu of cash compensation	$—	$127,500
Dividends paid in cash	$—	$800,252
Fair value of placement agent warrants	$—	$511,742
Stock issued for payment of accrued dividends on preferred stock	$1,650,000	$—
Reclassification of derivative warrant liability upon exercise	$2,550,000	$—
Cumulative effect on a change in accounting principle on (note 1):
Warrants	$165,775	$—
Additional Paid in Capital	$(837,954)	$—
Accumulative Deficit	$672,179	$—
Assets and liabilities received in acquisition of American Anti-Ram, Inc.
Fixed assets	$—	$30,000
Inventory	$—	$120,000
Goodwill	$—	$280,000
Accounts payable and accrued expense	$—	$(30,000)
Shares issuable in connection with acquisition	$—	$(200,000)
Cash paid to American Anti-Ram, Inc.	$—	$(100,000)
Amounts due to American Anti-Ram, Inc	$—	$(100,000)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

American Defense Systems, Inc. (the “Company” or “ADSI”) was incorporated under the laws of the State of Delaware on December 6, 2002. The consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual reports on Form 10-K.

On November 15, 2007, the Company entered into an Asset Purchase Agreement with Tactical Applications Group (“TAG”), a North Carolina based sole proprietorship, and its owner. TAG has a retail establishment located in Jacksonville, North Carolina that supplies tactical equipment to military and security personnel. As discussed more fully in Note 9, the operations of TAG were discontinued on January 2, 2009.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, A.J Piscitelli & Associates, Inc. and APSG. The accounts of TAG have been presented as discontinued operations as discussed more fully in Note 9. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Management Liquidity Plans

As of December 31, 2009, the Company had working capital of $4,029,665, an accumulated deficit of $16,939,437, shareholders’ deficiency of $2,180,412 and no cash on hand. The Company also had losses from continuing operations of $15,714,816 and $2,359,367 and net losses of $16,289,816 and $4,506,104 for the years ended December 31, 2009 and 2008, respectively. The Company believes that its current net accounts receivable and cost in excess of billing together with its expected cash flows from operations and its ability to sell accounts receivable under its factoring agreement, the Company will be sufficient to meet its anticipated cash requirements for working capital at least through December 31, 2010. The Series A Convertible Preferred Stock (the “Series A Preferred”) had a mandatory redemption date of December 31, 2010. On April 8, 2010, the Company entered into a Waiver Agreement with the holders of our Series A Preferred (the “Series A Holders”) which extended the maturity date from December 31, 2010 to April 1, 2011. The Company is currently seeking to raise capital or obtain access to capital sufficient to permit the company to effect such redemption. If the Company is unable to timely raise capital or obtain access to a credit facility or other source of funds sufficient to fund such redemption, its cash flow could be adversely affected and its business significantly harmed. In addition, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), its state of incorporation, would prohibit the Company from satisfying such redemption if the Company lacks sufficient surplus, as such term is defined under the DGCL.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates for all periods presented include cost in excess of billings, liabilities associated with the Series A Preferred Stock and Warrants and valuation of deferred tax assets.

Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2009 and through the date the financial statements were issued, and except as disclosed in Note 13, Management concluded that no other events required disclosure in these consolidated financial statements.

Revenue and Cost Recognition

The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met:

(a)	persuasive evidence of the arrangement exists,
(b)	delivery has occurred or services have been rendered,
(c)	the seller’s price to the buyer is fixed and determinable and
(d)	collectibility is reasonably assured.

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of December 31, 2009, there were no such provisions made.

Contract Revenue

Cost in Excess of Billing

All costs associated with uncompleted customer purchase orders under contract are recorded on the balance sheet as a current asset called “Costs in Excess of Billings on Uncompleted Contracts.” Such costs include direct material, direct labor, and project-related overhead. Upon completion of a purchase order, costs are then reclassified from the balance sheet to the statement of operations as costs of revenue. A customer purchase order is considered complete when a satisfactory inspection has occurred, resulting in customer acceptance and delivery.

Retail Revenue

The Company recognizes revenue from its retail location upon point of sale. Due to the nature of the merchandise sold, the Company does not accept returns and, therefore, no provision for returns was recorded as of December 31, 2009 and 2008. As a result of the discontinuing of TAG operations, the Company does not anticipate generating retail revenue in the future. As discussed in Note 9, revenue generated in 2008 from TAG retail operations was $1,306,449.

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

See Note 8 for the Company’s accounting policy related to its preferred stock, investor warrants and placement agent warrants.

Cash

The Company’s cash balance consists of cash held in bank accounts.

Concentrations

The Company’s bank accounts are maintained in financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

The Company received certain of its components from a sole supplier. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products (See Note 5). The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the year ended December 31, 2009, the Company derived 72% of its revenues from various U.S. government entities. For the year ended December 31, 2008 the Company derived 97% of its revenues from various U.S. Government entities and one private company. (See Note 5.)

Inventory

Inventory, which consists of spare parts, is stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment

Property and equipment is carried at original cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets. The Company depreciates general equipment, light vehicles and trailers and aircraft over five years; T2 demonstration arrange and fire arms over two years; office equipment over three years; and furniture and fixtures over five years. Leasehold improvements are capitalized and

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

amortized on a straight-line basis over the shorter of their useful life or the remaining term of the lease. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At December 31, 2009 and 2008, the allowance for doubtful accounts was approximately $222,000 and $0, respectively.

Long-Lived Assets

The Company periodically reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change, such that there is an indication that the carrying amounts may not be recoverable. If the anticipated undiscounted cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized.

Goodwill and Indefinite-Lived Intangible Assets

In accordance with ASC 350, “Intangibles — Goodwill and Other,” goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. The primary driver that generates goodwill is the value of synergies between the acquired entities and the company, which does not qualify as an identifiable intangible asset. The Company does not amortize the goodwill balance.

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company has recorded goodwill associated with the APSG asset purchase agreement in the amount of $450,000 during the year ended December 31, 2008. During the year ended December 31, 2008, the Company recognized a goodwill impairment of $1,000,000 within the discontinued operations of TAG. The Company recognized no goodwill impairment during the year ended December 31, 2009.

The Company has recorded an indefinite-lived intangible asset of approximately $606,000 for a certification mark for research and development related to the acquisition of the assets of American Anti-Ram during the year ended December 31, 2008. The Company did not recognize any impairment in 2009 or 2008 for this indefinite-lived intangible asset.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred advertising costs of approximately $157,000 and $184,000 during the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling

The Company expenses all shipping and handling costs as incurred, which are recorded in costs of goods sold in the accompanying consolidated financial statements. The Company incurred shipping and handling costs of approximately $537,000 and approximately $225,000 during the years ended December 31, 2009 and 2008, respectively.

Research and Development

Research and development expenses are incurred as the Company performs ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Research and development costs are charged to expense as incurred. The Company incurred research and development costs of approximately $412,000 and $788,000 during the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, “Compensation —  Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes Model with the following assumptions: stock price, exercise price, expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

Loss per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options, warrants and restricted common stock.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	Year Ended December 31
	2009	2008
Warrants to purchase Common Stock	1,449,000	5,198,000
Options to Purchase Common Stock	2,230,000	1,895,000
Series A Convertible Preferred Stock	7,500,000*	7,500,000
Total Potential Common Stock	11,179,000	14,593,000

*	On April 9, 2010, pursuant to the amendment to the Company’s certificate of incorporation, the conversion price of the Series A Preferred was reduced to $0.50 and all of the outstanding shares of the Series A Preferred are now convertible into 30,000,000 shares of common stock.

Adoption of EITF 07-5

Effective January 1, 2009, the Company was required to analyze its Outstanding Financial Instruments following the guidance of EITF 07-5 (as codified in ASC 815-40): and that pronouncements effect in interpreting Statement of Financial Accounting Standards (“SFAS”) Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” as codified in ASC 815. The Company determined that certain warrants issued in 2005, 2006 and 2008 contained provisions whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share could no longer be viewed as indexed to the Company’s common stock. As such, the Company changed the accounting for these warrants to a “derivative” at fair value under ASC 815. As a result the Company recorded the warrant liability at the fair value of the warrants of $165,775 as of January 1, 2009 and reclassified its issuance date fair value from additional paid-in-capital. The cumulative effect on adoption of ASC 815-40 as of January 1, 2009 is as follows:

	Additional Paid in Capital	Accumulated Deficit
Balance December 31, 2008	$11,096,031	$(1,321,800)
Cumulative effect of a change in accounting principle	(837,954)	672,179
Balance – January 1, 2009	$10,258,077	$(649,621)

The derivative warrant liability is recorded at fair value in each subsequent reporting period with changes in fair value recorded in the statement of operations. Fair value is determined using the Black Scholes Model which includes assumptions such as stock price, exercise price, expected volatility, dividend rate, risk free interest rate and the contractual life of the warrant. (See Note 8.)

Debt Extinguishment

The Company accounted for the effects of the May 22, 2009 settlement agreement (see Note 8) in accordance with the guidelines enumerated in EITF Issue No. 96-19 “Debtor’s Accounting for a Modification of Exchange of Debt Instruments” as codified in ASC 470-50. ASC 470-50 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. ASC 470-50 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modifications.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company evaluated the modification of the payment terms and the related adjustment to financial instruments to determine whether these modifications resulted in the issuance of a substantially different instrument. The Company determined after giving effect to the changes in the due dates of payments and the consideration paid to the debt holders, in the form of reduced conversion and exercise prices, that the Company had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a loss on the deemed extinguishment of debt in the amount of $2,613,630 which represented the difference in the carrying value of the old debt and fair value of the new debt. The debt instrument charge is included in the accompanying statement of operations for the year ended December 31, 2009.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, note receivable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides a hierarchy for inputs and resulting measurement as follows:

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company did not have any assets or liabilities categorized as Level 1 or Level 2 as of December 31, 2009.

The following summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2009:

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Series A Preferred(1)	$12,429,832	$—	$—	$12,429,832
2005 Warrants(1)	4,372	—	—	4,372
2006 Warrants(1)	1,494	—	—	1,494
Placement Agent Warrants(1)	29,547	—	—	29,547
Total Liabilities	$12,465,245	$—	$—	$12,465,245

(1)	Methods and significant inputs and assumptions are discussed in Note 8 below.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Investor Warrants	Total
Balance – January 1, 2009	$10,981,577	$55,172	$18,860	$91,743	$129,329	$11,276,681
Amortization of debt discount	834,770	—	—	—	—	834,770
Change in fair value	325,837	(50,800)	(17,366)	(62,196)	94,689	290,164
Reclassification upon exercise	—	—	—	—	(2,550,000)	(2,550,000)
Loss on deemed extinguishment of debt	287,648	—	—	—	2,325,982	2,613,630
Balance – December 31, 2009	$12,429,832	4,372	$1,494	$29,547	$—	$12,465,245

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the consolidated statement of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The Corporation adopted the provisions of ASC 740-10 “Accounting for Uncertainty in Income Taxes” effective January 1, 2007. ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of ASC 740-10 did not have a significant impact on the Company’s consolidated financial statements. The Company classifies tax related penalties and interest as income tax expense in the consolidated statement of operations. The Company is subject to taxation in the United States and various state jurisdictions. The Company remains subject to examination by tax authorities for tax years 2006 through 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since its inception in 2000.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”), in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative Generally Accepted Accounting Principles (“GAAP”) for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

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

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). This guidance also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon the adoption of this guidance, the Company will be required to report any noncontrolling interests as a separate component of consolidated shareholders’ equity. The Company will also be required to present any net income allocable to noncontrolling interest and net income attributable to the shareholders of the Company separately in its consolidated statements of operations. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. The implementation of this guidance would require retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements of this guidance to be applied prospectively. As the Company does not have noncontrolling interests in any subsidiary, the adoption of this guidance did not have any impact upon the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging, which amends and expands existing disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective beginning January 1, 2009. The adoption of this guidance did not have a material impact upon the Company’s consolidated financial position or results of operations but changed the disclosures on its derivative instruments.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815-40 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption of this guidance on January 1, 2009, the Company has determined that certain of its warrants were not equity-linked financial instruments, and accordingly, were derivative instruments. The Company has recorded the fair value of these instruments and the resulting cumulative effect of this change in accounting method, as of January 1, 2009.

In April 2009, the FASB issued new accounting guidance, under ASC Topic 820 on fair value measurements and disclosures, which established the requirements for estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Under this guidance, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

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

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605 on revenue recognition, which amends revenue recognition policies for arrangements with multiple deliverables. This guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company has not completed its assessment of this new guidance on its consolidated financial condition and results of operations.

2. COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND ACCOUNTS RECEIVABLE

Costs in Excess of Billings and Billing in Excess of Costs

The cost in excess of billings on uncompleted purchase orders issued pursuant to contracts reflects the accumulated costs incurred on purchase orders in production but not completed. Upon completion, inspection and acceptance by the customer, the purchase order is invoiced and the accumulated costs are charged to the statement of operations as costs of revenues. The Company fully expects to collect net costs incurred in excess of billing and periodically evaluates each purchase order and contract for potential disputes related to overruns and uncollectable amounts. The Company recorded a bad debt expense of $222,000 for the year ended December 31, 2009. There was no bad debt expense recorded for the year ended December 31, 2008.

Costs in excess of billing on uncompleted contracts was $6,409,963 and $7,143,089 as of December 31, 2009 and 2008, respectively.

Backlog

The estimated gross revenue on work to be performed on backlog was $45.0 million and $57 million as of December 31, 2009 and 2008, respectively.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND ACCOUNTS RECEIVABLE  – (continued)

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At December 31, 2009 and 2008, the Company had $2,288,666 and $4,981,150, respectively, of accounts receivable. At December 31, 2009 and 2008, the allowance for doubtful accounts was approximately $222,000 and $0, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Leasehold improvements	$1,787,709	$1,749,367
General equipment	697,762	666,120
Light vehicles and trailers	221,247	221,247
T2 Demonstration range and firearms	740,433	744,454
Office equipment	1,205,446	855,294
Furniture and fixtures	192,223	163,658
Aircraft	868,750	868,750
	5,713,570	5,268,890
Less: accumulated depreciation and amortization	(2,634,846)	(1,524,954)
	$3,078,724	$3,743,936

For the years ended December 31, 2009 and 2008, the Company recorded $1,085,331 and $842,532 in depreciation and amortization expense, respectively.

The Company maintains its firearms under the custodianship of an individual in accordance with New York State law. The firearms are used for testing and demonstrating the effectiveness of the Company’s bullet resistant and blast mitigation products.

4. ACQUISITION

American Anti-Ram, Inc.

In January 2008, the Company acquired the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades. The terms of the purchase agreement specified an initial purchase price of $600,000 plus an additional payment to be determined, based on performance. On the date of acquisition, $100,000 of the initial purchase price has been paid in cash and 100,000 shares of ADSI stock, valued at $2 per share, were issued. The Company has paid the remaining $300,000 as of December 31, 2008 which completes the $600,000 initial cash purchase price. The performance portion of the purchase price will be negotiated based on the aquiree’s performance.

The Company acquired approximately $150,000 in net assets in this acquisition. Of the initial purchase price of $600,000, $150,000 of the consideration had been allocated to assets and liabilities based on internal assessments, resulting in $450,000 initially allocated to goodwill. The primary driver that generates goodwill is the value of the opportunity to enter the barricade business, which does not qualify as an identifiable intangible asset.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. MAJOR CUSTOMERS AND SUPPLIERS

The Company serves primarily the defense market and its sales are highly concentrated within the U.S. government. The Company’s customers include various branches of the U.S. military through the U.S. Department of Defense and to a much lesser extent other U.S. government, law enforcement and corrections agencies as well as multinational companies.

A limited number of contracts have generated a substantial majority of the Company’s historical and current revenue. During the year ended December 31, 2009, four contracts with the U.S. Department of Defense organizations represented approximately 72% of its revenue. During 2008, four contracts with the U.S. Department of Defense organizations and several purchase orders from JCB represented approximately 97% of our revenue. The accounts receivable balance for the U.S. Department of Defense organizations was $2.1 million and $3.5 million as of December 31, 2009 and 2008, respectively. None of the Company’s private customers represented more than 10% of the Company’s revenues for 2009.

The Company purchases most of the components and materials used in its products from various suppliers. The primary materials used in the manufacturing of the Company’s products are polycarbonate glass and steel. Of the Company’s suppliers, Action Group supplies approximately $14.2 and $12.3 million representing 42% and 35% of the costs of revenue earned during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008 there was approximately $1.4 million and $0.3 million, respectively, in accounts payable for this vendor. In particular, Action Group supplies all of the Company’s steel pieces and hardware.

6. COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s results.

Legal Proceedings

On July 10, 2007, the Company filed a lawsuit against a former subcontractor, Southern California Gold Products d/b/a Gypsy Rack, the subcontractor’s President and owner, Glenn Harris, and a designer, James McAvoy in the United States District Court, Eastern District of New York. Defendants moved to change venue to the Central District of California based upon insufficient contacts to the State of New York and on October 12, 2007 the matter was transferred to the United States District Court for the Central District of California. On February 21, 2008, pursuant to the court’s order, the Company filed an amended complaint. The amended complaint names only Southern California Gold Products and James McAvoy as defendants and asserts six counts as follows: misappropriation of trade secrets and confidential information; breach of contract; unfair competition; conversion; violation of the Lanham Act; and interference with prospective economic advantage. The amended complaint seeks to enjoin the defendants from misappropriating, disclosing, or using our confidential information and trade secrets, and recall and surrender all products and trade secrets wrongfully misappropriated or converted by the defendants. It also seeks compensatory damages in an amount to be established at trial together with prejudgment and post judgment interest, exemplary damages, disgorgement, restitution with interest, attorney’s fees and the costs of suit. Defendants filed an answer to the amended complaint on April 16, 2008. Shortly after the filing of the amended answer, defendants made a motion for summary judgment on, among others, the grounds of collateral estoppel and res judicata. The Company filed opposition to the motion. The defendants motion and a subsequent application for an immediate interlocutory

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES  – (continued)

appeal were denied. A mediation settlement conference was held on October 31, 2008, which was unsuccessful. The defendants filed a second motion for summary judgment that was denied in May, 2009. After that denial, discovery continued. A second mediation settlement conference was held in July 2009. As a result of that conference, the parties requested that the Court stay discovery and the trial for a period of sixty (60) days. On August 5, 2009, the Court vacated all dates in this action and removed the case from its active caseload. On October 2, 2009, the parties submitted to the Court a joint status report informing the Court that a settlement was expected to be finalized within twenty (20) days. On November 30, 2009, the parties entered into a settlement agreement. Pursuant to the settlement agreement, the Company received $250,000 and is also entitled to receive a percentage of the proceeds Gypsy Rack may receive as a result of an ongoing lawsuit Gypsy Rack has initiated against certain insurance companies, which involves claims for certain fees, costs and expenses incurred in this lawsuit. On December 15, 2009, upon receipt of the $250,000, the Company filed a Stipulation of Dismissal with the Court. On December 16, 2009, the Court entered an order dismissing this case.

On February 29, 2008, Roy Elfers, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The Company filed an answer to the complaint. The parties have completed the discovery and taking depositions. The Company believes that meritorious defenses to the claims exist and intends to vigorously defend this action. The Company’s attorneys have advised that it is too early to determine an outcome at this time.

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, the Company filed a response to the charges. On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack’s breach of contract claims and claims seeking the lifting of the transfer restrictions on his stock, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against the Company’s chief executive officer, chief operating officer and chief financial officer. On or about October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud. The parties have completed the discovery and scheduled depositions. The Company believes meritorious defenses to both of Mr. Cusack’s claims exist and intends to vigorously defend this action. The Company’s attorneys have advised that it is too early to determine an outcome at this time.

Operating Leases

The Company occasionally rents various storage facilities and equipment from unrelated parties for in-progress jobs. The Company rents these items on a short-term basis.

For the years ended December 31, 2009 and 2008, the Company incurred rent expense for its rentals of $1,168,665 and $1,031,115, respectively.

The Company entered into a five-year lease commencing on September 23, 2004 for corporate offices, R&D center, and warehouse facility. This lease was amended on October 24, 2008 to include the rental of additional space. This amendment extends the existing lease through September 30, 2016.

On November 1, 2007, the Company entered into a lease agreement for small office space in Stafford, VA. The lease expires on October 31, 2010.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES  – (continued)

On February 25, 2010, the Company entered into a lease agreement for manufacturing and office space in Lillington, NC for APSG. The lease agreement expires on January 31, 2015. The first year’s rent is approximately $211,000 and the rent escalation rate per the agreement is approximately 3% per year.

Total future minimum rental commitments for the lease agreements noted above for the years ended December 31 are as follows:

2010	$1,408,611
2011	1,357,471
2012	1,398,398
2013	1,440,551
2014	1,483,982
Thereafter	2,308,202
Total	$9,397,215

Employment Agreements

Effective January 9, 2009, the Company entered into a new employment agreement with its chief operating officer. The agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. The chief operating officer’s annual base salary under the employment agreement is $274,890, which amount shall be reviewed on an annual basis by the board of directors of the Company and increased from time to time in an amount determined by the board. The employment agreement provides for an annual bonus of an amount of 2.5% of the increase in the Company’s EBITDA over the preceding fiscal year. The agreement also provides for the entitlement to participate in the stock option plan, medical insurance benefits, and payments of the term-life insurance and disability insurance premiums for the benefit of the individuals during the term of the agreements.

In January 2009, the Company entered into an amendment to the employment agreement between the Company and its chief financial officer. The amendment provides for an annual bonus of 2.5% of the increase in the Company’s EBITDA over the preceding fiscal year. The employment agreement, as amended, provides for an annual base salary of $153,000, which amount shall be reviewed on an annual basis by the Company’s chief executive officer and increased from time to time in an amount determined by the Company’s chief executive officer.

The Company’s officers did not earn any bonuses pursuant to their respective employment agreements in 2009.

Employee Benefit Plan

The Company sponsors the American Defense Systems, Inc. 401 (k) Plan (“the Plan”) established in December 2004 to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. Under the Plan the Company may make discretionary matching contributions. For the years ended December 31, 2009 and 2008, the Company made a Safe Harbor Matching Contribution in the amount of approximately $89,000 and $160,000, respectively.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SHAREHOLDERS’ EQUITY

Warrants

The following is a summary of stock warrants outstanding at December 31, 2009:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance – January 1, 2009	5,198,681	1.00	2.41
Granted	3,750,000	0.01	1.89
Exercised	(3,750,000)	(0.01)	1.89
Cancelled, Forfeited or expired	(3,750,000)	(1.00)	1.89
Balance – December 31, 2009	1,448,681	1.67	0.50
Exercisable, December 31, 2009	1,448,681

Stock Option Plan

The following is a summary of stock options outstanding at December 31, 2009:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2009	1,995,000	$1.92	—
Granted	275,000	$1.11	—
Exercised	—	—	—
Cancelled/forfeited	(40,000)	$2.00	—
Outstanding, December 31, 2009	2,230,000	$1.81	—
Exercisable, December 31, 2009	788,000	$1.96	—
Remaining weighted average contractual life (in years)	4.76

As of December 31, 2009, there was a total of $379,701 of unrecognized compensation arrangements granted under the 2007 Incentive Compensation Plan. The cost is expected to be recognized through 2016.

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. As a result, the Company’s net loss before taxes for the years ended December 31, 2009 and 2008 included approximately $121,862 and $84,247, respectively, of stock based compensation. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations.

On February 20, 2008, additional stock options to purchase 75,000 shares of common stock were granted to employees of the Company.

On July 23, 2008, the Company entered into an Independent Consulting Agreement with a consultant, pursuant to which the Company has agreed to issue, on each July 31 during the term of the Consulting Agreement, an option to purchase 175,000 shares of the Company’s common stock with an exercise price equal to the fair market value of the Company’s common stock as of the date of the grant as such term is defined in the Company’s 2007 Incentive Compensation Plan. The Consulting Agreement will be effective until July 31, 2011 unless earlier terminated by either party.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. SHAREHOLDERS’ EQUITY  – (continued)

In October 2008, the Company issued options to purchase 100,000 shares of the Company’s common stock as compensation to officers and employees. The options have an exercise price per share of $2.00 and vest at the rate of 20% per year with the first 20% vesting upon the first anniversary of the grant date. They will expire on October 8, 2015 and October 31, 2015, as applicable.

On January 12, 2009, the Company issued options to purchase an aggregate of 100,000 shares of the Company’s common stock to its consultants for services rendered. The exercise price for each option is $2.00 per share and each option vested immediately upon the issuance.

On July 31, 2009, the Company issued an option to purchase an aggregate of 175,000 shares of the Company’s common stock to a consultant under an independent consulting agreement. The exercise price for the option is $0.60 per share and the option vests 20% annually on each anniversary of the date of grant.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grants during 2009 using the following weighted average assumptions:

Risk-Free	2.13%
Expected volatility	70.00%
Forfeiture rate	10.00%
Expected life	6 Years
Expected dividends	—

Based on the assumptions noted above, the fair market value of the options issued during 2009 was valued at $81,092 as of December 31, 2009.

Stock Grants

In January 2009, the Company granted 175,000 shares of its common stock to non-employee directors. The fair value of these shares on the date of grant was $96,250 based on the stock price on the date of issuance. In May 2009 the Company granted 50,000 shares of its common stock to two advisory board members. The fair value of these shares on the date of grant was $31,500 based on the stock price on the date of grant. In September 2009 the Company granted 25,000 shares of its common stock to an employee. The fair value of these shares on the date of grant was $11,750 based on the stock price on the date of grant. All of these awards were fully vested on the date of grant. The Company recorded stock based compensation of $139,500 for the year ended December 31, 2009.

8. SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES

Features of the Series A Preferred and Warrants Liabilities

2005 Warrants

On June 30, 2005, in connection with the closing of its 2005 private placement offering, the Company issued purchase warrants for up to 555,790 shares of common stock at the exercise price of $1.10 per share and with the expiration date of June 30, 2010 (the “2005 Warrants”).

On August 16, 2005, the Company issued 50,000 shares of our common stock at an effective price per share of $1.00 to one of our employees for accepting a job offer. As a result of this issuance, in accordance with the terms of the 2005 Warrants agreements, the exercise price was adjusted to $1.00 per share and the number of shares of common stock that would be acquired was adjusted to 576,587.

2006 Warrants

On October 24, 2006, in accordance with the terms and conditions of the Company’s closing of its 2005 private placement offering, the Company issued purchase warrants for up to 179,175 shares of common stock at the exercise price of $1.10 per share and with the expiration date of June 30, 2010 (the “2006 Warrants”).

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES  – (continued)

On February 8, 2007, the Company issued an aggregate of 260,000 shares of our common stock at an effective price per share of $1.00 to certain of our employees for services rendered. As a result of this issuance, in accordance with the terms of the 2006 Warrants agreements, the exercise price was adjusted to $1.00 per share and the number of shares of common stock that would be acquired was adjusted to 197,093.

Series A Convertible Preferred Stock and Investor Warrants

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) on March 7, 2008 to sell shares of its Series A Convertible Preferred Stock (“Series A Preferred”) and warrants (“Investor Warrants”) to purchase shares of its common stock, and to conditionally sell shares of the Company’s common stock, to three investors (the “Series A Holders”). The investors purchased an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and agreed to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants was $15,000,000 and the aggregate purchase price for the common stock was $500,000. The Company completed the sale of the Series A Preferred and Investor Warrants in two rounds, on March 7, 2008 and April 4, 2008, and the Company and investors determined not to complete the conditional sale of the 100,000 shares of common stock. The Series A Holders are entitled to receive cumulative dividends, due at each subsequent calendar quarter-end until maturity, at a rate of 9% if settled via cash or at a rate of 10% if settled via shares (at the option of the Company, subject to certain conditions) of the Company’s common stock. The dividends rate is subject to increase in the event of a “Triggering Event” under the Certificate of Designation and in the event of an “Equity Condition Failure” under the Certificate of Designation, settlement via shares would not be allowed for the remaining dividend payments.

The Series A Holders may convert shares of Series A Preferred, plus the amount of accrued but unpaid dividends, into shares of the Company’s common stock at the Conversion Price of $2.00 (“Conversion Price”). See discussion below regarding a change to the conversion price as of April 9, 2010. The Conversion Price is subject to certain adjustments upon issuance of certain securities, under the Certificate of Designation, with a lower exercise price and/or with negative dilutive effect. The Series A Holders may require the Company to redeem all or any portion of the outstanding shares of Series A Preferred in cash, at the amount of 100% of the “Conversion Amount” or 110% of the “Conversion Amount”, upon a Triggering Event or Equity Condition Failure.

The Company may redeem all or any portion of the outstanding shares of Series A Preferred in cash at the amount of (i) 100% of the “Conversion Amount” at any time after either the two-year anniversary of the “Public Company Date”, if certain other conditions are met, or the six-month anniversary of the “Qualified Public Offering Date”, if certain other conditions are met under the Certificate of Designation (ii) 110% of the Conversion Amount upon an Equity Condition Failure or (iii) 115% of the Conversion Amount prior to any “Fundamental Transaction” under the Certificate of Designation.

Pursuant to the terms of the Series A Preferred, the Company was required to redeem, in cash, any outstanding shares of Series A Preferred on December 31, 2010. On April 8, 2010, the Company entered into a Waiver Agreement with the Series A Holders which extended the maturity date from December 31, 2010 to April 1, 2011.

Settlement Agreement

In connection with a Notice of Triggering Event Redemption received by the Company on April 14, 2009, the Company entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders on May 22, 2009 (the “Settlement Agreement”) pursuant to which, among other things, (i) the Series A Holders waived any breach by the Company of certain financial covenants or its obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009 and waived any Equity Conditions Failure and any Triggering Event otherwise arising from such breaches (ii) the Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share, (iii) the Company issued the

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES  – (continued)

Holders an aggregate of 2,000,000 shares of the Company’s common stock (the “Settlement Shares”), in full satisfaction of the Company’s obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) the Company agreed to redeem $7,500,000 in stated value of the Series A Preferred by December 31, 2009 (the “December 2009 Redemption”). The Company agreed that, if it fails to so redeem $7,500,000 in stated value of the Series A Preferred by that date (a “Redemption Failure”), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by the Company will increase by an amount equal to 10% of the stated value, (ii) the Company will use its best efforts to obtain shareholders’ approval to reduce the conversion price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A preferred is convertible), and (iii) the Company will expand the size of its board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use its best efforts to amend the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board.

Pursuant to the terms of the Settlement Agreement, the Company entered into a Registration Rights Agreement with the Series A Holders pursuant to which, among other things, the Company agreed to file with the Securities and Exchange Commission, by June 1, 2009, a registration statement covering the resale of the Settlement Shares, and to use its best efforts to have such registration statement declared effective as soon as practicable thereafter. The Company further agreed with the Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the Investor Warrants in May and June 2009. A registration statement was filed, and subsequently declared effective on August 10, 2009.

Pursuant to the terms of the Settlement Agreement, each of the Company’s directors and executive officers has entered into a Lock-Up Agreement, pursuant to which each such person has agreed that, for so long as any shares of Series A Preferred remain outstanding, they will not sell any shares of the Company’s common stock owned as of May 22, 2009. Also pursuant to the terms of the Settlement Agreement, the Company’s Chief Executive Officer, President and Chairman, entered into an Irrevocable Proxy and Voting Agreement with the Series A Holders (the “Voting Agreement”), pursuant to which the Company’s CEO agreed, among other things, that if a Redemption Failure occurs he will vote all shares of the Company’s voting stock owned by him in favor of (i) reducing the conversion price of the Series A Preferred from $2.00 to $0.50 and (ii) amending the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board of directors (collectively, the “Company Actions”). The Company’s CEO also appointed West Coast Opportunities Fund, LLC as his proxy to vote his shares of the Company’s voting stock in favor of the Company Actions, and against approval of any opposing or competing proposal, at any shareholder meeting or written consent of the Company’s shareholders at which such matters are considered.

The Company did not meet the December 2009 Redemption and has increased the size of its Board of Directors by two and held a special meeting of shareholders, on April 8, 2010. At this special meeting, the shareholders approved the amendments to the Company’s certificate of incorporation to (i) reduce the conversion price of the Series A Preferred from $2.00 to $0.50 and (ii) grant the Series A Holders the right, voting as a separate class, to elect two persons to serve on the Company’s board of directors. On April 8, 2010, the Company entered into a Waiver Agreement with the Series A Holders which extended the maturity date for the mandatory redemption of all outstanding Series A Preferred from December 31, 2010 to April 1, 2011. As a result of the foregoing extension, the Series A Preferred is classified as a long-term liability in the accompanying consolidated balance sheet as of December 31, 2009.

2008 Investor Warrants

In connection with the sale of the Series A Preferred, Investor Warrants to purchase up to 3,750,000 shares of Common Stock at $2.40 per share were issued and with an expiration date of April 11, 2011 (the “2008 Investor Warrants”). The warrant holder may require the Company to repurchase the warrant upon the occurrence of certain defined events in the Agreement. As such the Company recorded the warrants as a

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES  – (continued)

derivative at fair value at issuance and subsequent reporting periods in accordance with ASC 815 “Derivatives and Hedging”. Changes in the fair value from period to period are reported in the statement of operations. In accordance with the Settlement Agreement entered into on May 22, 2009, the 2008 Investor Warrants were amended to reduce the exercise price from $2.40 to $0.01. The 2008 Investor Warrants were fully exercised on May 27, 2009, June 1, 2009, and June 8, 2009.

Placement Agent Warrants

In connection with the sale of the Series A Preferred and 2008 Investor Warrants, the placement agent for such sale received warrants (the “Placement Agent Warrants”) to purchase a total of 6% of the number of common stock issued in the Series A Preferred financing or 675,001 shares at the exercise price of $2.00 per share and with the expiration date of March 7, 2013.

Accounting for the Series A Preferred and Warrant Liabilities

Series A Preferred

The Series A Preferred Stock is redeemable on April 11, 2011 and convertible into shares of common stock at $0.50 per share as discussed in Note 13. As a result the Company elected to record the hybrid instrument, preferred stock and conversion option together, at fair value. Subsequent reporting period changes in fair value are to be reported in the consolidated statement of operations.

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

A binomial lattice model was utilized to estimate the fair value of the Series A Preferred as of December 31, 2009. The binomial model considers the key features of the Series A Preferred, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	December 31, 2009
Risk-Free Rate	0.47%
Expected volatility	80.00%
Expected remaining term until maturity	1.00 years
Expected dividends	0.00%
Strike price (following 12/31/09)	$1.25
Quoted Stock price	$0.40
Effective discount rate	35.20%

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES  – (continued)

The following are significant assumptions utilized in developing the inputs:

•	Stock volatility was estimated by considering (i) the annualized daily volatility of the Company’s stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instruments and (ii) the annualized daily volatility of comparable companies’ stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instrument. Historic prices of the Company and comparable companies’ common stock were used to estimate volatility as the Company did not have traded options as of the valuation dates;
•	Based on the Company’s historical operations and management’s expectations for the near future, the Company’s stock was assumed to be a non-dividend-paying stock;
•	Based on management’s expectations for the near future, the Company is expected to settle the future quarterly dividends due to the Series A Holders via shares;
•	The quoted market price of the Company’s stock was utilized in the valuations because ASC 820-10 requires the use of quoted market prices, if available, without considerations of blockage discounts (if the input is considered as a Level 1 input). Because the stock is thinly traded, the quoted market price may not reflect the market value of a large block of stock;
•	The quoted market price of the Company’s stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock; and

The changes in fair value estimate between reporting periods are related to the changes in the price of the Company’s common stock as of the measurement dates, the expected volatility of the Company’s common stock during the remaining term of the instrument, changes in the conversion price, estimated discount rate, probabilities of meeting the conditions underlying various Company and Series A Holders’ redemptions rights and the Company’s failure to redeem $7,500,000 in stated value of the Series A Preferred by December 31, 2009 (a Redemption Failure).

2005 Warrants, 2006 Warrants, and Placement Agent Warrants

Upon issuance, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants met the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and SFAS No. 133, as codified in ASC 815. However, effective January 1, 2009 the Company was required to analyze its then outstanding financial instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on the Company’s analysis, its 2005 Warrants, 2006 Warrants, and Placement Agent Warrants, include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to the Company’s common stock. As a result, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants are accounted for as “derivatives” under ASC 815 and recorded as liabilities at fair value as of January 1, 2009 with changes in subsequent period fair value recorded in the statement of operations (See Note 1).

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES  – (continued)

2005 Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the 2005 Warrants as of December 31, 2009. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	Dec.31, 2009
Stock Price	$0.40
Exercise Price	$1.00
Time to Maturity (in years)	0.50
Stock Volatility	80%
Risk-Free Rate	0.20%
Dividend Rate	0%

2006 Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the 2006 Warrants as of December 31, 2009. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	Dec.31, 2009
Quoted Stock Price	$0.40
Exercise Price	$1.00
Time to Maturity (in years)	0.50
Stock Volatility	80%
Risk-Free Rate	0.20%
Dividend Rate	0%

Placement Agent Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the Placement Agent Warrants as of December 31, 2009. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	Dec. 31, 2009
Quoted Stock Price	$0.40
Exercise Price	$2.00
Expected Life (in years)	3.00
Stock Volatility	70%
Risk-Free Rate	1.70%
Dividend Rate	0%

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES  – (continued)

Deferred financing costs include the following as of December 31, 2009 and 2008:

	2009	2008
Placement agent costs	$1,400,000	900,000
Investor expenses	60,000	60,000
Legal and other related costs	1,140,541	458,058
Fair market value of placement agent warrants	511,742	511,742
Less: Accumulated amortization	(1,564,732)	(429,267)
Deferred financing costs, net	$1,547,551	$1,500,533

For the years ended December 31, 2009 and 2008, the Company recorded $1,135,465 and $422,902, respectively, as interest expense for the amortization of these costs.

9. DISCONTINUED OPERATIONS

On January 2, 2009, the Company entered into an agreement with the prior owners of TAG to sell the assets and liabilities back to TAG. TAG was accounted for as a discontinued operation under GAAP, which requires the income statement and cash flow information be reformatted to separate the divested business from the Company’s continuing operations.

The following amounts represent TAG’s operations and have been segregated from continuing operations and reported as discontinued operations as of December 31, 2008.

2008
Contract Revenues Earned	$1,306,449
Cost of Revenues Earned	(599,119)
Gross Profit	707,330
Operating Expenses	(611,584)
Other Expenses	(326,579)
Net Loss	$(230,833)

The following is a summary of assets and liabilities of TAG discontinued operations as of December 31, 2008.

2008
Assets
Cash	$75,103
Inventory	591,688
Prepaid Expenses	174
Property and Equipment, net	69,648
Total Assets	$736,613
Liabilities
Accounts Payable	$700,287
Short Term Notes	36,326
Total Liabilities	$736,613

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DISCONTINUED OPERATIONS  – (continued)

In accordance with the terms of the agreement, the original owners of TAG agreed to repay $1,000,000 of the original $2,000,000 in consideration as follows:

2009	$100,000
2010	$100,000
2011	$200,000
2012	$300,000
2013	$300,000
Total	$1,000,000

The Company has included the entire amount as notes receivable on its balance sheet, of which $175,000 is included within other current assets and $800,000 is recorded as a long term notes receivable. The original owners of TAG have collateralized the note receivable with their personal residence and the 250,000 shares issued to them on the date of acquisition. These shares are being held by the Company in escrow since January 2009 and will be returned upon final payment toward the note receivable.

Due to cash flow constraints, TAG is experiencing difficulty repaying the amounts due to the Company.

The Company and the original owners of TAG are currently in the process of finalizing a re-negotiation of the contract with a new payment schedule starting in 2011. The Company recorded a reserve on the note receivable of $575,000 as of December 31, 2009 of which $175,000 is included in current assets and $400,000 is in long term assets. In addition, the Company recorded a $575,000 loss from disposal of discontinued division for the year ended December 31, 2009.

10. ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

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

Under the terms of the RCA Purchase Agreement, the Company may offer eligible accounts receivable to RCA and if RCA purchases such receivables, the Company will receive an initial upfront payment equal to 90% of the receivable. Following RCA’s receipt of payment from customers for such receivables, RCA will pay the remaining 10% of the receivable less its fees. In addition to the Discount Factor fee and an initial enrollment fee, the Company is required to pay RCA a program access fee equal to a stated percentage of the sold receivable, a quarterly program access fee if the average daily amount of the sold receivables is less than $2,250,000 and RCA’s initial expenses in negotiating the RCA Purchase Agreement and other expenses in certain specified situations. The RCA Purchase Agreement also provides that in the event, but only to the extent, that the conveyance of receivables by the Company is characterized by a court or other governmental authority as a loan rather than a sale, the Company shall be deemed to have granted RCA effective as of the date of the first purchase under the RCA Purchase Agreement, a security interest in all of the Company’s right, title and interest in, to and under all of the receivables sold by the Company to RCA, whether now or hereafter owned, existing or arising. The initial term during which the Company may offer and sell eligible accounts receivable to RCA under the RCA Purchase Agreement ends on December 31, 2009 and was subsequently extended to October 15, 2010.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACCOUNTS RECEIVABLE PURCHASE AGREEMENT  – (continued)

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Receivables factored net of advances from the factor were $199,876 as of December 31, 2009.

11. TD BANK LOAN REPAYMENT

In May 2007, the Company entered into a loan agreement with TD Bank (formerly known as Commerce Bank, N.A.) pursuant to which the Company had access to a revolving credit facility up to a maximum of $12.0 million depending upon the periodic balance of the Company’s qualified accounts receivable. As of December 31, 2009 and 2008, the Company had no outstanding balance under the revolving credit facility. As part of the same loan facility, as of December 31, 2009 and 2008 the Company had $0 and $76,832 outstanding under a term loan due July 1, 2010, which was payable in equal monthly installments. The credit facility was secured by substantially all of the Company’s assets and bore interest at a variable rate equal to LIBOR plus a margin between 1.75% and 2.45%. As of July 24, 2009, the Company repaid in full the entire outstanding balance under the loan agreement with TD Bank, following an initial notice of default from the bank with respect to certain financial covenants on April 1, 2009, and a forbearance agreement, as amended.

12. INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	2009	2008
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	$1,002,858	(2,060,462)
State	164,977	(681,154)
	1,167,835	(2,741,616)
Benefit from the operating loss carryforward	—	1,745,616
Benefit from operating loss carryback	(414,864)
Provision (benefit) for income taxes, net	$752,971	$(996,000)

The difference in income tax expense computed by applying the federal statutory corporate tax rate and effective rate is as follows:

	2009	2008
Statutory federal income tax rate	34.0%	34.0%
Increase in valuation allowance	(28.0)%	(69.7)%
State income taxes	—	6.0%
Other	(10.8)%
Effective tax rate	(4.8)%	29.7%

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES  – (continued)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

	2009	2008
Deferred income tax asset:
Net operating loss carry-forwards	$3,727,015	$2,163,224
Stock Options	155,054
Allowance for Doubtful Accounts	88,107	—
Charitable Contributions	378,454
Long-Term Contracts	1,235,602
Valuation allowance	(5,392,011)	(995,392)
Deferred income tax asset	$192,221	$1,167,832

	2009	2008
Deferred income tax liability:
Intangibles	$(22,774)	$—
Change in Accounting Method	(169,447)	—
Deferred income tax liability	$(192,221)	$—

Total current and noncurrent deferred tax asset and liabilities are as follows:

	2009	2008
Deferred tax assets
Current	$521	$—
Non-current	191,700	1,167,832
Net deferred income tax asset	192,221	1,167,832
Deferred tax liability
Current	$—	$—
Non-current	(192,221)	—
Net deferred income tax liability	(192,221)	—

The changes in the valuation allowance for deferred tax asset for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Beginning balance	$995,392	$—
Change in allowance	4,396,619	995,392
Ending balance	$5,392,011	$995,392

The Company has a federal net operating loss carryforward of approximately $9,335,000 available to offset future taxable income through 2029. The Company also has state net operating loss carryforward of $526,000 available to offset future state taxable income which expires in 2028.

Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change of control of a company (as defined in Section 382). The Company performed a preliminary evaluation as to whether a change of control has taken place and concluded that no such change has occurred to date. If it is determined that a change of control has taken place either historically or in the future, utilization

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES  – (continued)

of the Company’s net operating loss carryforwards could be subject to severe limitations, which could have the effect of eliminating substantial portion of the future income tax benefits of the net operating loss carryforwards.

The implementation of ASC 740-10 did not result in any current or any cumulative effect adjustment. Therefore, no adjustment was recorded to retained earnings upon adoption. For the years ended December 31, 2009 and 2008, the Company performed a tax analysis in accordance with ASC 740-10. Based upon that analysis, the Company was not required to accrue liabilities for uncertain tax positions pursuant to ASC 740-10 for the years ended December 31, 2009 and 2008, respectively, If the Company were to have any liabilities for uncertain tax positions, its accounting policy with respect to interest and penalties is to classify these amounts as income taxes. Since no liabilities for tax uncertainties have been recorded, there is no interest recognized in the statement of operations as of December 31, 2009 and 2008 and no interest is accrued as of December 31, 2009 and 2008.

13. SUBSEQUENT EVENTS

On April 8, 2010, the Company held a special meeting of shareholders where the shareholders approved amendments to the certificate of incorporation to (i) reduce of the conversion price of the Series A Preferred from $2.00 to $0.50 and (ii) grant the Series A Holders the right, voting as a separate class, to elect two persons to serve on the Company’s board of directors.

On April 8, 2010, the Company entered into a Waiver Agreement with the Series A Holders which extended the maturity date for the mandatory redemption of all outstanding Series A Preferred from December 31, 2010 to April 1, 2011 (the period from December 31, 2010 and April 1, 2011 hereinafter referred to as the “Extension Period”). Pursuant to the Waiver Agreement, during the Extension Period, (i) the Series A Holders has agreed to waive any right to the mandatory redemption of the Series A Preferred under the terms of the Series A Preferred until the last day of the Extension Period and (ii) the Company’s failure to comply with such mandatory redemption requirements prior to the last day of the extension period shall be deemed not to be a breach of such provision or the terms and conditions of, or applicable to, the Series A Preferred. Other than the terms mentioned above, the terms of the original agreement remain unchanged.

On January 1, 2010, the Company issued 125,000 shares of its common stock to the Company’s non-employee directors as part of the director compensation under the 2007 Incentive Compensation Plan.

On January 19, 2010, the Company issued 75,000 shares of its common stock to an employee as compensation under the 2007 Incentive Compensation Plan.

On March 2, 2010, the Company issued 12,500 shares of its common stock to a consultant as compensation for services rendered under the 2007 Incentive Compensation Plan.

On January 25, 2010, the Company issued an option to purchase 100,000 shares of its common stock with an exercise price of $0.40 per share to an officer as compensation under the 2007 Incentive Compensation Plan.

On February 25, 2010, the Company entered into a lease agreement for manufacturing space at a facility in Lillington, North Carolina. The lease expires on January 31, 2015. The first year’s rent is $211,240 and the rent escalation rate per the agreement is approximately 3% per year.

As of March 31, 2010, the Company issued 1,035,000 shares of its common stock to the holders of its Series A Convertible Preferred Stock as dividends pursuant to the terms of such Series A Convertible Preferred Stock.

EXHIBIT INDEX

Exhibit Numbers	Exhibits
10.51	Lease between Boon Edam, Inc. and the Registrant dated February 25, 2010
21.1	Subsidiaries of Registrant
23.1	Consent of Marcum LLP
23.2	Consent of Jewett Schwartz Wolfe & Associates, CPAs
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.