Form 10-Q
period 2010-03-31
AMERICAN DEFENSE SYSTEMS INC
filed 2010-05-14
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

As of May 14, 2010, 47,876,318 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

PART I

Item 1.    Condensed Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010	December 31, 2009 *
	(Unaudited)
CURRENT ASSETS
Cash	$87,971	$-
Accounts receivable, net of allowance for doubtful accounts of $267,448 and $222,448 as of March 31, 2010 and December 31, 2009, respectively	4,284,950	2,288,666
Accounts receivable-factoring	346,095	199,876
Tax receivable	108,741	108,741
Costs in excess of billings on uncompleted contracts, net	6,048,444	7,762,836
Prepaid expenses and other current assets	601,730	540,381
Deferred tax assets	-	521

TOTAL CURRENT ASSETS	11,477,931	10,901,021

Property and equipment, net	2,840,600	3,078,724
Deferred financing costs, net	1,160,662	1,547,551
Notes receivable, net	400,000	400,000
Intangible Assets	606,000	606,000
Goodwill	450,000	450,000
Deposits	457,137	407,137
Other Assets	-	138,001

TOTAL ASSETS	$17,392,330	$17,528,434

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$5,583,762	$6,695,712
Cash overdraft	72,860	48,573
Accrued expenses	653,178	498,795
Warrant liability	59,842	35,413

TOTAL CURRENT LIABILITIES	6,369,642	7,278,493

LONG TERM LIABILITIES
Mandatory redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares authorized issued and outstanding	13,330,189	12,429,832
Deferred rent	204,309	-
Deferred tax liabiity	-	521

TOTAL LIABILITIES	19,904,140	19,708,846

SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 47,858,957 and 46,611,457 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	47,859	46,611
Additional paid-in capital	15,204,174	14,712,414
Accumulated Deficit	(17,763,843)	(16,939,437)

TOTAL SHAREHOLDERS' DEFICIENCY	(2,511,810)	(2,180,412)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$17,392,330	$17,528,434

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

CONTRACT REVENUES EARNED	$15,445,544	$9,489,702

COST OF REVENUES EARNED (exclusive of depreciation
shown separately below)	9,986,679	5,453,109

GROSS PROFIT	5,458,865	4,036,593

OPERATING EXPENSES
General and administrative expenses	1,863,289	1,486,529
General and administrative salaries	884,218	1,073,037
Sales and Marketing	562,809	733,794
T2 expenses	218,848	113,602
Research and development	121,717	186,386
Depreciation	288,830	241,329
Professional fees	573,520	587,466
TOTAL OPERATING EXPENSES	4,513,231	4,422,143

OPERATING INCOME (LOSS)	945,634	(385,550)

OTHER INCOME (EXPENSE)

Unrealized loss on adjustment of fair value
Series A convertible preferred stock classified
as a liability	(646,100)	(694,454)
Unrealized (loss) gain on warrant liability	(24,429)	80,672
Interest expense	(644,729)	(342,730)
Interest expense - Mandatorily redeemable preferred stock dividends	(375,000)	(375,000)
Interest income	-	8,646
Finance charge	(79,781)	-
TOTAL OTHER INCOME (EXPENSE)	(1,770,039)	(1,322,866)

LOSS BEFORE INCOME TAXES	(824,405)	(1,708,416)

INCOME TAX PROVISION	-	-

NET LOSS	$(824,405)	$(1,708,416)

Weighted Average Shares Outstanding (Basic and Diluted)	46,798,263	39,585,960

NET LOSS per Share - Basic and Diluted:	$(0.02)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(824,405)	$(1,708,416)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Change in costs in excess of billings reserve	30,000	-
Change in fair value associated with preferred stock and Warrants Liabilities	670,529	613,778
Stock based compensation expense	118,007	154,636
Amortization of deferred financing costs	386,889	147,424
Amortization of Discount on Series A preferred stock	254,257	142,896
Depreciation and amortization	288,830	241,329
Bad debt expense	45,000	-
Deferred rent	204,309	-
Stock issued for payment of dividends on preferred stock	375,000	-

Changes in operating assets and liabilities:

Accounts receivable	(2,041,284)	(1,453,738)
Accounts receivable-Factoring	(146,219)	-
Deposits and other assets	(50,000)	-
Other assets	138,001	-
Cost in excess of billing on uncompleted contracts	1,684,392	357,095
Prepaid expenses and other assets	(61,349)	(42,764)
Accounts payable and accrued expenses	(957,567)	741,164
Cash overdraft	24,287	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	138,677	(806,596)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(50,706)	(66,625)

NET CASH USED IN INVESTING ACTIVITIES	(50,706)	(66,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	582,590
	-	582,590

NET INCREASE (DECREASE) IN CASH	87,971	(290,631)

CASH AT BEGINNING OF YEAR	-	374,457
CASH AT THE END OF PERIOD	$87,971	$83,826

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$384,730
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Stock options issued in lieu of compensation	$-	$29,192
Stock issued in lieu of cash compensation	$-	$125,443

Cumulative effect on a change in accounting principle on:
Warrants	$-	$165,775
Additional Paid in Capital	$-	$(837,954)
Accumulative Deficit	$-	$672,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On November 15, 2007, the Company entered into an Asset Purchase Agreement with Tactical Applications Group (“TAG”), a North Carolina based sole proprietorship, and its owner.   TAG has a retail establishment located in Jacksonville, North Carolina that supplies tactical equipment to military and security personnel.  As discussed more fully in Note 6, the operations of TAG were discontinued on January 2, 2009.

In January 2008, American Physical Security Group, LLC (“APSG”) was established as a wholly owned subsidiary of the Company for the purposes of acquiring the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades. This acquisition represents a new product line for the Company.  APSG is located in North Carolina.

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2009 filed on April 15, 2010.

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

Terms and Definitions

ADSI	American Defense Systems, Inc. (or, the “Company”)
AJP	A.J. Piscitelli & Associates, Inc., a subsidiary
APSG	American Physical Security Group, LLC, a subsidiary
ASC	FASB Accounting Standards Codification
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
PCAOB	Public Companies Accounting Oversight Board
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
TAG	Tactical Applications Group, a subsidiary

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management Liquidity Plans

As of March 31, 2010, the Company had working capital of $5,108,289, an accumulated deficit of $17,763,843, shareholders’ deficiency of $2,511,810 and cash on hand of $87,971.  The Company had a net loss of $824,405 for the three months ended March 31, 2010. The Company believes that its current net accounts receivable and cost in excess of billing together with its expected cash flows from operations and its ability to sell accounts receivable under its factoring agreement, will be sufficient to meet its anticipated cash requirements for working capital at least through March 31, 2011. The Series A Convertible Preferred Stock (the “Series A Preferred”) had a mandatory redemption date of December 31, 2010. On April 8, 2010, the Company entered into a Waiver Agreement with the holders of its Series A Preferred (the “Series A Holders”) which extended the maturity redemption date from December 31, 2010 to April 1, 2011. The Company is currently seeking to raise capital or obtain access to capital sufficient to permit the Company to effect such redemption. If the Company is unable to timely raise capital or obtain access to a credit facility or other source of funds sufficient to fund such redemption, its cash flow could be adversely affected and its business significantly harmed. In addition, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), its state of incorporation, would prohibit the Company from satisfying such redemption if the Company lacks sufficient surplus, as such term is defined under the DGCL.

 Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant estimates for all periods presented include cost in excess of billings, allowance for doubtful accounts, liabilities associated with the Series A Preferred and warrants and valuation of deferred tax assets.

Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2010 and through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements except the following:

On May 7, 2010, the Company issued 17,361 shares of common stock to a consultant as compensation for services rendered under the Company’s 2007 Incentive Compensation Plan (the “2007 Plan”).  The fair value on the date of grant was $5,729 based on the stock price on the date of issuance.

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

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of March 31, 2010, there were no such provisions made.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Retail Revenue

The Company recognizes revenue from its retail location upon point of sale. Due to the nature of the merchandise sold, the Company does not accept returns and, therefore, no provision for returns was recorded as of March 31, 2010 and December 31, 2009. As a result of the discontinuing of TAG operations, the Company does not anticipate generating retail revenue in the future.

Concentrations

The Company’s bank accounts are maintained in financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

The Company received certain of its components from sole suppliers. One of the Company’s suppliers, in particular, currently provides it with approximately 20% of the Company’s supply needs. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the three months ended March 31, 2010 and 2009, the Company derived 73% and 90% of its revenues from various U.S. government entities.

Allowance For Doubtful Accounts
The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was approximately $267,000 and $222,000, respectively.

Loss per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options, warrants and convertible preferred stock.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	March 31
In Thousands	2010		2009

Warrants to purchase Common Stock	1,448,681		5,198,681

Options to Purchase Common Stock	2,330,000		2,095,000

Series A Convertible Preferred Stock	7,500,000	*	7,500,000	*

Total Potential Common Stock	11,278,681		14,793,681

* On April 9, 2010, pursuant to the amendment to the Company’s certificate of incorporation, the Conversion Price of the Series A Preferred was reduced to $0.50 and all of the outstanding shares of Series A Preferred are now convertible into an aggregate of 30,000,000 shares of the Company’s common stock.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, note receivable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of operations.

The Company did not have any assets or liabilities categorized as Level 1 or Level 2 as of March 31, 2010.

The following summarizes the Company’s assets and liabilities measured at fair value as of March 31, 2010:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active
	Balance as of	Markets for	Significant Other	Significant
	March	Identical	Observable	Unobservable
	31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Liabilities
Series A Preferred (1)	$13,330,189	$—	$—	$13,330,189
2005 Warrants (1)	82	—	—	82
2006 Warrants (1)	28	—	—	28
Placement Agent Warrants (1)	59,732	—	—	59,732

Total Liabilities	$13,390,031	$—	$—	$13,390,031

(1)	Methods and significant inputs and assumptions are discussed in Note 5 below

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Investor Warrants	Total
Balance – January 1, 2010	$12,429,832	$4,372	$1,494	$29,547	$--	$12,465,245
Amortization of debt discount	254,257	--	--	--	--	254,257
Change in fair value	646,100	(4,290)	(1,466)	30,185	--	670,529
Balance – March 31, 2010	$13,330,189	82	$28	$59,732	$--	$13,390,031

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the condensed consolidated statement of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance, under ASC Topic 810, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

The FASB published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)- Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable , which is based on: (a) vendor-specific objective evidence, (b) third-party evidence: or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method and also requires expanded disclosures.  FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard will have an impact on the Company’s consolidated financial position and results of operations for all multiple deliverable arrangements entered into or materially modified in 2010.

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

In October 2009, the FASB issued new accounting guidance, under ASC Topic 985 on software, which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance.  This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of this new guidance is optional. This guidance must be adopted in the same period that the company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company has not completed its assessment of this new guidance on its consolidated financial position or results of operations.

In January 2010, the FASB issued authoritative guidance under ASC Topic 820 on Fair Value Measurements and Disclosures, which requires new disclosures and clarifies some existing disclosure requirements about fair value measurement. Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the guidance effective for interim and annual reporting periods beginning after December 15, 2009 did not have a material impact upon the Company’s consolidated financial position or results of operations. The adoption of the guidance effective for fiscal years beginning after December 15, 2010 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND ACCOUNTS RECEIVABLE

Costs in Excess of Billings and Billing in Excess of Costs
The cost in excess of billings on uncompleted purchase orders issued pursuant to contracts reflects the accumulated costs incurred on purchase orders in production but not completed.  Upon completion, inspection and acceptance by the customer, the purchase order is invoiced and the accumulated costs are charged to the statement of operations as costs of revenues earned.  During the production cycle of the purchase order, should any progress billings occur or any interim cash payments or advances be received, such billings and/or receipts on uncompleted contracts are accumulated as billings in excess of costs. The Company fully expects to collect net costs incurred in excess of billing within twelve months and periodically evaluates each purchase order and contract for potential disputes related to overruns and uncollectable amounts.

Costs in excess of billing on uncompleted contracts were $6,048,444 and $7,762,836  as of March 31, 2010 and December 31, 2009, respectively.

Backlog
The estimated gross revenue on work to be performed on backlog was $36 million as of March 31, 2010.

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At March 31, 2010 and December 31, 2009, the Company had accounts receivable of $4,284,950 and $2,288,666, respectively and an allowance for doubtful accounts of $267,448 and $222,448, respectively.  The Company recorded bad debt expense of $45,000 and $0 for the three months ended March 31, 2010 and 2009, respectively.

3.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

4.	SHAREHOLDERS’ DEFICIENCY

The following table summarizes the changes in shareholders' deficiency for the three months ended March 31, 2010:

Balance - January 1, 2010	(2,180,412)

Stock based compensation	118,007

Shares issued for payment of dividends recorded as interest expense	375,000

Net Loss	(824,405)

Balance - March 31, 2010	$(2,511,810)

Warrants

The following is a summary of stock warrants outstanding at March 31, 2010:

	Warrants	Weighted Avenue Exercise Price	Weighted Average Remaining Contractual Lives (in years)
Balance – January 1, 2010	1,448,681	$1.47	1.75
Granted	-	n/a	-
Exercised	-	n/a	-
Cancelled, Forfeited or expired	-	n/a	-
Balance – March 31, 2010	1,448,681	1.47	1.50

Exercisable – March 31, 2010	1,448,681

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award.  The Company also recognizes the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the three months ended March 31, 2010 and 2009 included approximately $118,007 and $154,636 of stock based compensation, respectively.    The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations.  The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

The following is a summary of stock options outstanding at March 31, 2010:

	Stock Options	Weighted- Average Exercise Price		Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In years)

Outstanding, January 1, 2010	2,230,000		1.81	-	4.76
Granted	100,000		$0.40	-	n/a
Exercised	-		n/a	n/a	n/a
Cancelled/forfeited	-	$	n/a	n/a	n/a
Outstanding, March 31, 2010	2,330,000		$1.75	-	4.69
Exercisable, March 31, 2010	867,000		$1.89		4.83

As of March 31, 2010, there was a total of $375,804 of unrecognized compensation arrangements granted under the 2007 Plan.  The cost is expected to be recognized through 2014.

On January 25, 2010, the Company issued an option to purchase 100,000 shares of its common stock to an officer as compensation under the 2007 Plan pursuant to an amendment to the officer’s employment agreement. The exercise price for the option is $0.40 per share and 40% of the option vested on the grant date and 20% of the option vests annually thereafter with the first 20% vesting upon the first anniversary of the grant date.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free rate	3.12%
Expected volatility	98.76%
Forfeiture rate	0%
Expected life	7 Years
Expected dividends	0%

Based on the assumptions noted above, the fair market value of the option issued during the three months ended March 31, 2010 was valued at $31,312.

Stock Grants

On January 1, 2010, the Company issued 125,000 shares of its common stock to the Company’s non-employee directors as part of the director compensation under the 2007 Plan. The fair value on the date of grant was $50,000 based on the stock price on the date of issuance.

On January 19, 2010, the Company issued 75,000 shares of its common stock to an employee as compensation under the 2007 Plan.  The fair value on the date of the grant was $28,500 based on the stock price on the date of issuance.

On March 2, 2010, the Company issued 12,500 shares of its common stock to a consultant as compensation for services rendered under the 2007 Plan.  The fair value on the date of the grant was $4,500 based on the stock price on the date of issuance.

All of these awards were fully vested on the date of grant. The Company recorded stock based compensation of approximately $83,000 for the three months ended March 31, 2010 related to these awards.

On March 31, 2010, the Company issued 1,035,000 shares of its common stock to the Series A Holders as dividends pursuant to the terms of such Series A Preferred. The fair value of these shares on the date of issuance was $375,000. The Company recorded this payment of dividends as interest expense for the three months ended March 31, 2010.

5.	SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES

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

Series A Preferred and Investor Warrants and Placement Agent Warrants

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) on March 7, 2008 to sell shares of its Series A Preferred  and warrants (“Investor Warrants”) to purchase shares of its common stock, and to conditionally sell shares of the Company’s common stock, to the Series A Holders. The Series A Holders purchased an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants was $15,000,000 and the aggregate purchase price for the common stock was $500,000.  The Company completed the sale of the Series A Preferred and Investor Warrants in two rounds, on March 7, 2008 and April 4, 2008, and the Company and the Series A Holders determined not to complete the conditional sale of the 100,000 shares of common stock. The Series A Holders are entitled to receive cumulative dividends, due at each subsequent calendar quarter-end until maturity, at a rate of 9% if settled via cash or at a rate of 10% if settled via shares (at the option of the Company) of the Company’s common stock. The dividends rate is subject to increase in the event of a “Triggering Event” under the Certificate of Designations and in the event of an “Equity Condition Failure” under the Certificate of Designations, settlement via shares would not be allowed for the remaining dividend payments.

The Series A Holders may convert shares of Series A Preferred, plus the amount of accrued but unpaid dividends, into shares of the Company’s common stock at a rate of 2,000 shares of common stock for each share of Series A Preferred, as amended on April 8, 2010. The Conversion Price is subject to certain adjustments upon issuance of certain securities, under the Certificate of Designation, with a lower exercise price and/or with negative dilutive effect. The Series A Holders may require the Company to redeem, at the amount of 100% if settled in cash or 110% if settled in cash, all or any portion of the outstanding shares of Series A Preferred upon a Triggering Event or Equity Condition Failure.

The Company may redeem all or any portion of the outstanding shares of Series A Preferred in cash at the amount of (i) 100% of the “Conversion Amount” at any time after either the two-year anniversary of the “Public Company Date”, if certain other conditions are met, or the six-month anniversary of the “Qualified Public Offering Date”, if certain other conditions are met under the Certificate of Designations (ii) 110% of the Conversion Amount upon an Equity Condition Failure or (iii) 115% of the Conversion Amount prior to any “Fundamental Transaction” under the Certificate of Designations.

Pursuant to the terms of the Series A Preferred, the Company was required to redeem, in cash, any outstanding shares of the Series A Preferred on December 31, 2010.  On April 8, 2010, the Company entered into a Waiver Agreement with the Series A Holders which extended the maturity date for the mandatory redemption of all outstanding Series A Preferred from December 31, 2010 to April 1, 2011.

Settlement Agreement

In connection with a Notice of Triggering Event Redemption received by the Company on April 14, 2009, the Company entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders on May 22, 2009 (the “ Settlement Agreement ”) pursuant to which, among other things, (i) the Series A Holders waived any breach by the Company of certain financial covenants or its obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009 and waived any Equity Conditions Failure and any Triggering Event otherwise arising from such breaches  (ii) the Investor Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share, (iii) the Company issued the Series A Holders an aggregate of 2,000,000 shares of the Company’s common stock (the “ Settlement Shares ”), in full satisfaction of the Company’s obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) the Company agreed to redeem $7,500,000 in stated value of the Series A Preferred by December 31, 2009 (the “December 2009 Redemption”).  The Company agreed that, if it fails to so redeem $7,500,000 in stated value of the Series A Preferred by that date (a “ Redemption Failure ”), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by the Company will increase by an amount equal to 10% of the stated value, (ii) the Company will use its best efforts to obtain stockholder approval to reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred is convertible), and (iii) the Company will expand the size of its board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use its best efforts to amend the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board.

Pursuant to the terms of the Settlement Agreement, the Company entered into a Registration Rights Agreement with the Series A Holders pursuant to which, among other things, the Company agreed to file with the SEC, by June 1, 2009, a registration statement covering the resale of the Settlement Shares, and to use its best efforts to have such registration statement declared effective as soon as practicable thereafter.  The Company further agreed with the Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the Investor Warrants in May and June 2009.  A registration statement was filed, and subsequently declared effective on August 10, 2009.

Pursuant to the terms of the Settlement Agreement, each of the Company’s directors and executive officers has entered into a Lock-Up Agreement, pursuant to which each such person has agreed that, for so long as any shares of Series A Preferred remain outstanding, he will not sell any shares of the Company’s common stock owned by him as of May 22, 2009. Also pursuant to the terms of the Settlement Agreement, the Company’s Chief Executive Officer, President and Chairman, entered into an Irrevocable Proxy and Voting Agreement with the Series A Holders (the “ Voting Agreement ”), pursuant to which the Company’s CEO agreed, among other things, that if a Redemption Failure occurs he will vote all shares of the Company’s voting stock owned by him in favor of (i) reducing the Conversion Price of the Series A Preferred from $2.00 to $0.50 and (ii) amending the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board of directors (collectively, the “ Company Actions ”).  The Company’s CEO also appointed WCOF as his proxy to vote his shares of the Company’s voting stock in favor of the Company Actions, and against approval of any opposing or competing proposal, at any stockholder meeting or written consent of the Company’s stockholders at which such matters are considered.

The Company did not meet the December 2009 Redemption and has increased the size of its board of directors by two and held a special meeting of shareholders on April 8, 2010.  At this special meeting, the shareholders approved the amendments to the Company’s certificate of incorporation to (i) reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 and (ii) grant the Series A holders the right, voting as a separate class, to elect two persons to serve on the Company’s board of directors.  On April 8, 2010, the Company entered into a Waiver Agreement with the Series A Holders which extended the maturity date for the mandatory redemption of all outstanding Series A Preferred from December 31, 2010 to April 1, 2011.  As a result of the foregoing extension, the Series A Preferred is classified as a long term liability in the accompanying condensed consolidated balance sheet as of March 31, 2010.

Investor Warrants

In connection with the sale of the Series A Preferred, Investor Warrants to purchase up to 3,750,000 shares of common stock at $2.40 per share were issued and with an expiration date of April 11, 2011. The holders of the Investor Warrants may require the Company to repurchase their warrants upon the occurrence of certain defined events in the Investor Warrant agreement.  As such the Company recorded the Investor Warrants as a derivative at fair value at issuance and subsequent reporting periods in accordance with ASC 815 “Derivatives and Hedging”. Changes in the fair value from period to period are reported in the statement of operations.  In accordance with the Settlement Agreement entered into on May 22, 2009, the Investor Warrants were amended to reduce the exercise price from $2.40 to $.01.  The Investor Warrants were fully exercised on May 27, 2009, June 1, 2009, and June 8, 2009.

Placement Agent Warrants

In connection with the sale of the Series A Preferred and Investor Warrants, the placement agent for such sale received warrants (the “Placement Agent Warrants”) to purchase a total of 6% of the number of common stock issued in the Series A Preferred financing or 675,001 shares at the exercise price of $2.00 per share and with the expiration date of March 7, 2013.

Accounting for the Series A Preferred and Warrant Liabilities

2005 Warrants, 2006 Warrants, and Placement Agent Warrants

Upon issuance, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants met the requirements for equity classification set forth in EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company ’ s Own Stock , and SFAS No. 133, as codified in ASC 815. However, effective January 1, 2009 the Company was required to analyze its then outstanding financial instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on the Company’s analysis, its 2005 Warrants, 2006 Warrants, and Placement Agent Warrants, include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to the Company’s common stock. As a result, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants are accounted for as “derivatives” under ASC 815 and recorded as liabilities at fair value as of January 1, 2009 with changes in subsequent period fair value recorded in the statement of operations.

Series A Preferred

The Series A Preferred is redeemable on April 1, 2011 and convertible into shares of common stock at a rate of 2,000 shares of common stock for each share of Series A Preferred. As a result the Company elected to record the hybrid instrument, preferred stock and conversion option together, at fair value. Subsequent reporting period changes in fair value are to be reported in the consolidated statement of operations.

The proceeds from the issuance of the Series A Preferred and Investor Warrants, net of direct costs including the fair value of warrants issued to placement agent in connection with the transaction, were allocated to the instruments based upon relative fair value upon issuance as these instruments must be measured initially at fair value.

Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred was adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss.

The Settlement Agreement provides that $7,500,000 in stated value of the Series A Preferred was to be redeemed at December 31, 2009. The Company did not effect such redemption. As a result, in lieu of any other remedies or damages available to Series A Holders, the redemption price payable by the Company increased by an amount equal to 10% of the stated value, and the Company amended its certificate of incorporation to (i) reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 (which increased the number of shares of our common stock into which the Series A Preferred is convertible) and (ii) grant the Series A Holders, voting as a separate class, the right to elect two persons to serve on its board of directors.

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

2005 and 2006 Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the 2005 and 2006 Warrants as of March 31, 2010. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2010
Stock Price	$0.36
Exercise Price	$1.00
Time to Maturity (in years)	0.25
Stock Volatility	71.77%
Risk-Free Rate	1.6%
Dividend Rate	0%

Placement Agent Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the Placement Agent Warrants as of March 31, 2010. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2010
Quoted Stock Price	$0.36
Exercise Price	$2.00
Expected Life (in years)	2.92
Stock Volatility	95.95%
Risk-Free Rate	1.6%
Dividend Rate	0%

Series A Preferred

A binomial lattice model was utilized to estimate the fair value of the Series A Preferred as of March 31, 2010. The binomial model considers the key features of the Series A Preferred, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	March 31, 2010
Risk-Free Rate	0.41%
Expected volatility	70.00%
Expected remaining term until maturity (in years)	1.00
Expected dividends	0.00%
Strike price	$0.58
Quoted Stock price	$0.36
Effective discount rate	33.2%

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

The changes in fair value estimate between reporting periods are related to the changes in the price of the Company’s common stock as of the measurement dates, the expected volatility of the Company’s common stock during the remaining term of the instrument, changes in the conversion price and estimated discount rate.

6.	DISPOSAL OF TAG

On January 2, 2009, the Company entered into an agreement with the prior owners of TAG to sell the assets and liabilities back to TAG.  TAG was accounted for as a discontinued operation under GAAP, which requires the income statement information be reformatted to separate the divested business from the Company’s continuing operations.

There were no discontinued operations related to TAG for the three month period ended March 31, 2010.

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

The Company and the original owners of TAG are currently in the process of finalizing a re-negotiation of the contract with a new payment schedule starting in 2011. The Company recorded a reserve on the note receivable of $575,000 as of March 31, 2010 and December 31, 2009 of which $175,000 was included in current assets and $400,000 is in long term assets. In addition, the Company recorded a $575,000 loss from disposal of discontinued division for the year ended December 31, 2009. The Company has included the entire amount as notes receivable on its balance sheet, of which $400,000 is included within long term assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2009.

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

Our contract backlog as of March 31, 2010 was $36 million. We estimate that all of the $36 million of contract backlog as of March 31, 2010 will be filled in 2010. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM’s and strategic partners.  Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

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

Research and Development.     Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Such expenses typically include compensation and employee benefits of engineering and testing personnel, materials, travel and costs associated with design and required testing procedures associated with our product line. We expect that in 2010, research and development expenses will remain relatively consistent with 2009 in absolute dollars and as a percentage of revenues. Research and development costs are charged to expense as incurred.

General and Administrative.     General and administrative expenses consist of compensation and related expenses for executive, finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead. We expect that in 2010, general and administrative expenses will decrease as compared to 2009 in absolute dollars and as a percentage of revenue due to a cost cutting initiative implemented at the end of 2009 and in January 2010.

General and Administrative Salaries.  General and administrative salaries expenses consist of compensation for the officers, and IT, design and engineering personnel. We expect that in 2010, general and administrative salaries expenses will decrease as compared to 2009 in absolute dollars and as a percentage of revenues due to a cost cutting measures, which include reduction in labor costs, implemented at the end of 2009 and in January 2010.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue and Cost Recognition.     We recognize revenue in accordance with Accounting Standards Codification (ASC) 605, “ Revenue Recognition” , which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Under this provision, revenue is recognized upon delivery and acceptance of the order.

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of March 31, 2010 and December 31, 2009, there were no such provisions made.

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

We account for stock based compensation in accordance with Accounting Standards Codification (ASC) 718 “Compensation–Stock Compensation” (ASC 718). In accordance with ASC 718, we use the Black-Scholes option pricing model to measure the fair value of our option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, as codified in ASC 718-10-599, which provides supplemental implementation guidance for ASC 718.

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

We recognized $118,007 and $154,636 in stock compensation expense for the three months ended March 31, 2010 and 2009, respectively.

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

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

Series A Convertible Preferred Stock.   The Series A Preferred is redeemable on April 1, 2011 and convertible into shares of common stock at a rate of 2,000 shares of common stock for each share of Series A Preferred subject to adjustment should we issue future common stock at a lesser price. As a result we elected to record the hybrid instrument, preferred stock and conversion option together, at fair value.  Subsequent reporting period changes in fair value are to be reported in the statement of operations.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance as they must be measured initially at fair value. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9.8 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3.6 million.  These liabilities were subsequently adjusted to fair value as of March 31, 2010, which resulted in a loss of $646,100 for the three months ended March 31, 2010. As of March 31, 2010, the Series A Preferred liability was $13.3 million.

Derivative Warrants

Investor Warrants .     The Investor Warrants met the criteria under ASC 815 “Derivatives and Hedging”. Under ASC 815, the warrants were recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $1.1 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $0.4 million.

On May 22, 2009 we entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders (or Settlement Agreement) pursuant to which, among other things, the Investor Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share.  The warrants were exercised in full during May and June, 2009 and the Investor Warrant liability was accordingly reclassified to Additional Paid In Capital.

For additional information, see “Liquidity and Capital Resources - Series A Convertible Preferred Stock” below.

Placement Agent Warrants .

The warrants issued to the Placement Agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants are recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as codified in ASC 815, we satisfy the criteria for classification of the Placement Agent Warrants as equity on the date of issuance. We have recorded the corresponding amount recorded as a Deferred Financing Cost since the Series A Preferred and Investor Warrants are classified as liabilities and are amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, we recorded $1.0 million and $0.4 million in deferred financing costs. Effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the Placement Agent Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, we accounted for these warrants as a “derivative” under  ASC 815 and recorded as liabilities at fair value on January 1, 2009 of $91,743. The fair value of these warrants was $59,732 as of March 31, 2010 and we recorded a loss of $30,185 on the change in fair value in the statement of operations for the three months ended March 31, 2010.

2005 Warrants and 2006 Warrants

Upon issuance, the 2005 Warrants and 2006 Warrants met the requirements for equity classification set forth in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and SFAS No. 133 as codified in ASC 815. However, effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the 2005 Warrants and 2006 Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, the 2005 Warrants and 2006 Warrants were accounted for as “derivatives” under ASC and recorded as liabilities at fair value on January 1, 2009 of $74,032. The fair value of these warrants was $110 as of March 31, 2010 and we recorded a gain of $5,756 on the change in fair value in the statement of operations for the three months ended March 31, 2010.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenues.   Revenues from continuing operations for the three months ended March 31, 2010 were $15.4 million, an increase of  $5.9 million, or 62.7%, over revenues of $9.5 million in the comparable period in 2009.  This increase was due primarily to our increased production under Department of Defense contracts and increased sales of our physical security products.  For the three months ended March 31, 2010 the revenues for our physical security product business was $3.3 million, an increase of  $2.3 million or 230% over revenues of $1.0 million for the three months ended March 31, 2009.

Cost of Revenues.  Cost of revenues for the three months ended March 31, 2010 was $10.0 million, an increase of $4.5 million, or 83.1%, over cost of revenues of $5.5 million in the comparable period in 2009.  This increase reflects additional costs with respect to our increased production under the Marine Corps contract No. M67854-07-D-5023, and increased sales of our physical security products as well as increased sales of certain of our crew protection kits (or CPKs), which have lower gross margins than our other CPKs, as compared to the three months ended March 31, 2009.  The costs of revenue also increased due to additional costs of sales from our physical security product business during the three months ended March 31, 2010.

Gross Profit.   The gross profit margin for the three months ended March 31, 2010 and 2009 were approximately $5.5 million and $4.0 million, respectively.  The gross profit margin percentage was 35.3% and 42.5% for the three months ended March 31, 2010 and 2009, respectively.  The decrease in gross profit margin percentage from 2009 to 2010 resulted primarily from an increase in overall costs incurred during the three months ended March 31, 2010 that were associated with a product mix that had a less favorable gross margin for the first quarter of 2010, as discussed above in “Cost of Revenues.”

Sales and Marketing Expenses.   Sales and marketing expenses for the three months ended March 31, 2010 and 2009 were $562,809 and $733,794, respectively, representing a decrease of $170,985, or 23.3%.  The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing and the cost cutting initiative we implemented at the end of 2009 and in January 2010.

T2 Expenses.   T2 expenses for the three months ended March 31, 2010 and 2009 were $218,848 and $113,602, respectively, representing an increase of $105,246, or 92.6%.  The increase was due primarily to an increase in T2 salary expense resulting from the increase in the number of T2 employees.

Research and Development Expenses.   Research and development expenses for the three months ended March 31, 2010 and 2009 were $121,717and $186,386, respectively.  The decrease of $64,669 or 34.7% from 2009 to 2010 was primarily the result of additional testing of our CPKs, and to a lesser extent, improvements of existing products and continued work on our products in development during the three months ended March 31, 2009, that did not take place in the three months ended March 31, 2010, as well as the cost cutting initiative we implemented at the end of 2009 and in January 2010.

General and Administrative Expenses.   General and administrative expenses for the three months ended March 31, 2010 and 2009 were $1.9 million and $1.5 million, respectively.  The increase of $0.4 million, or 25.3%, was primarily due to an increase in rent expense and an increase in expenses incurred in connection with potential future acquisitions.

General and Administrative Salaries Expense.   General and administrative salaries expense for the three months ended March 31, 2010 and 2009 was $884,218 and $1,073,037, respectively. The decrease of $188,819, or 17.6% was a result of the cost cutting initiative we implemented at the end of 2009 and in January 2010.  As of March 31, 2010, there were 40 employees that were classified as general and administrative personnel, versus 39 employees as of March 31, 2009.

Depreciation expense.   Depreciation expense was $288,830 and $241,329 for the three months ended March 31, 2010 and 2009, respectively.  The increase of $47,501, or 19.7%, was the result of our higher property and equipment balance as of March 31, 2010 versus March 31, 2009.  This increase was the result of additional property and equipment purchased in 2009 for our Hicksville facility and physical security product business, and T2 equipment.  This higher capital balance as of March 31, 2010 resulted in higher depreciation expense for the three months then ended.

Professional fees.   Professional fees were $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

Other (income) and expense.   Our Series A Preferred and certain warrants, are recorded at fair value with changes in fair value recorded in the statement of operations. Changes in the price of our common stock affect these fair values. We experienced a loss on adjustment of fair value with respect to our Series A Preferred and Warrants of $670,529 and $613,782 for the three months ended March 31, 2010 and 2009, respectively.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $641,146 and $290,320 for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

The primary sources of our liquidity during the three months ended March 31, 2010 have come from operations.  As of March 31, 2010, our principal sources of liquidity were net accounts receivable of $4.3 million, costs in excess of billings of $6.0 million and the sale of accounts receivable under accounts receivable purchase agreement with Republic Capital Access (or RCA), of which RCA has not received payment from our customers for $346,095.

We believe that our current net accounts receivable and costs in excess of billings together with our expected cash flows from operations, ability to sell accounts receivable to RCA will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least through the next 12 months, except with respect to mandatory redemption of $15.0 million in stated value of our Series A Preferred at April 1, 2011, extended from December 31, 2010, pursuant to a waiver agreement which we entered into with the Series A Holders on April 8, 2010. We are currently seeking to raise capital or obtain access to capital sufficient to permit us to effect such redemption. If we are unable to timely raise capital or obtain access to a credit facility or other source of funds sufficient to fund such redemption, our cash flow could be adversely affected and our business significantly harmed. Additionally, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), our state of incorporation, would prohibit us from satisfying such redemption if we lack sufficient surplus, as such term is defined under the DGCL.

Cash Flows from Operating Activities.  Net cash provided by operating activities was approximately $139,000 for the three months ended March 31, 2010 compared to net cash used in operating activities of  approximately $807,000 for the three months ended March 31, 2009.  Net cash provided by operating activities during the three months ended March 31, 2010 consisted primarily of changes in our operating assets and liabilities of  $1.4 million, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $2.2 million and $1.7 million, respectively, reflects the increases in receivables from completed projects and a decrease in costs incurred on projects in process as of March 31, 2010.  Our prepaid expenses and other current assets increased $61,349 due to amounts paid in advance in connection with prepayment of legal expense and insurance.  Net cash used in operating activities during the three months ended March 31, 2009 consisted primarily of changes in our operating assets and liabilities including accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $1.5 million and $357,095, respectively, reflect the increases in projects in process as of March 31, 2009.  Our prepaid expenses and other current assets decreased approximately $43,000 due to the payment in advance of legal and marketing expenses.

As of December 31, 2009, we had a net operating loss carryforward of $9.3 million available to reduce future taxable income.  Based on first quarter operating results and twelve month projections, Management expects to generate taxable income in 2010.  The taxable income generated during 2010 will be offset by net operating loss carryforward and result in no current tax liability.  The Company has a full valuation allowance against its deferred tax assets as Management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years.  The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Net Cash Used In Investing Activities.   Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was approximately $51,000 and $67,000, respectively.  Net cash provided by investing activities for the three months ended March 31, 2010 consisted of amounts paid out for the general and computer equipment and miscellaneous leasehold improvements.  Net cash used in investing activities for the three months ended March 31, 2009 consisted primarily of cash paid for the acquisition of equipment and leasehold improvements and cash paid out for the acquisition of assets in excess of cash received.

Net Cash Provided by Financing Activities.   Net cash provided by financing for the three months ended March 31, 2010 and 2009 was $0 and approximately $583,000, respectively. Net cash provided by financing activities during the three months ended March 31, 2009 consisted of proceeds from our former revolving credit facility with TD Bank of $583,000.

Accounts Receivable Purchase Agreement

           In July 2009, we entered into an accounts receivable purchase agreement with RCA, which was amended in October 2009. Under the purchase agreement, we can sell eligible accounts receivables to RCA. Eligible accounts receivable, subject to the full definition of such term in the purchase agreement, generally are our receivables under prime government contracts.

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

           The initial term of the purchase agreement was to end on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to the October 2009 amendment, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) has been extended from December 31, 2009 to October 15, 2010, and the discount factor rate has been reduced from 0.524% to 0.4075%. As of March 31, 2010, RCA holds $3.1 million of accounts receivable for which RCA has not received payment from our customers.

 Series A Convertible Preferred Stock

           In March and April 2008, we sold shares of our Series A Preferred and warrants to purchase our common stock (or the Investor Warrants). We received aggregate gross proceeds of $15.0 million, before fees and expenses of the placement agent in the transaction and other expenses.

           In connection with our application to list our common stock on the NYSE Amex, we entered into a Consent and Agreement (or Consent Agreement) on May 23, 2008 with the Series A Holders where the Series A Holders agreed to limit the number of shares of common stock issuable upon conversion of, or as dividends on, the Series A Preferred and upon the exercise of the Investor Warrants without approval of our common stockholders (which stockholder approval was received on December 12, 2008). In return, among other things, we agreed for the fiscal year ending December 31, 2008 (A) to achieve (i) revenues equal to or exceeding $50,000,000 and (ii) consolidated EBITDA equal to or exceeding $13,500,000, and (B) to publicly disclose and disseminate, and to certify to the Series A Holders, our operating results for such period, no later than February 15, 2009 (we collectively refer to these as the Financial Covenants). Under the Consent Agreement, the breach of the Financial Covenants were each deemed a ‘‘Triggering Event’’ under the Certificate of Designations, Preferences and Rights of the Series A Preferred (or Certificate of Designations), which would purportedly give the Series A Holders the right to require us to redeem all or a portion of their Series A Preferred shares at a price per share calculated under the Certificate of Designations.

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

           On May 22, 2009, we entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders (or Settlement Agreement) pursuant to which, among other things, (i) the Series A Holders waived any breach by us of the Financial Covenants or our obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009, and waived any ‘‘Equity Conditions Failure’’ and any ‘‘Triggering Event’’ under the certificate of designations of the Series A Preferred otherwise arising from such breaches, (ii) the Investor Warrants were amended to reduce their exercise price from $2.40 per share to $0.01 per share, (iii) we issued the Series A Holders an aggregate of 2,000,000 shares of our common stock, in full satisfaction of our obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) we agreed to redeem $7.5 million in stated value of the Series A Preferred by December 31, 2009. We agreed that, if we fail to so redeem $7.5 million in stated value of the Series A Preferred by that date (a Redemption Failure), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by us will increase by an amount equal to 10% of the stated value, (ii) we will use our best efforts to obtain stockholder approval to reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred is convertible), and (iii) we will expand the size of our board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use our best efforts to amend our certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board (or Series A Directors).

The Settlement Agreement provides that if as of December 1, 2009, we do not reasonably believe that we can fund the required redemption on or before December 31, 2009, we need to take actions required to seek to obtain the stockholder approval for an amendment to our certificate of incorporation necessary for reducing the Conversion Price and granting the Series A Holders the right to elect two Series A Directors designated by such preferred stockholder, including, without limitation, (i) calling a meeting of our stockholders to consider such amendment; (ii) submitting to the SEC a preliminary proxy statement for such meeting of stockholders; and (iii) upon receipt of the requisite stockholder approval, filing the amendment to our certificate of incorporation.

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

On April 8, 2010, we entered into a waiver agreement with the Series A Holders, pursuant to which the Series A Holders agreed to extend the Maturity Date from December 31, 2010 to April 1, 2011 (the period from December 31, 2010 to April 1, 2011 hereinafter referred to as the extension period). Pursuant to the waiver agreement, during the extension period, (i) the Series A Holders agreed to waive any right to the redemption of the Series A Preferred under the Mandatory Redemption Provision until the last day of the extension period and (ii) our failure to comply with the Mandatory Redemption Provision prior to the last day of the extension period shall be deemed not to be a breach of such provision or the terms and conditions of, or applicable to, the Series A Preferred. We currently are seeking to raise capital or obtain access to capital sufficient to permit us to effect the mandatory redemption.  If we fail to redeem such Series A Preferred, our cash flow could be adversely affected and our business significantly harmed.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4.    Controls and Procedure

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (or Exchange Act), are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 because of the material weaknesses set forth below.

 The following is a summary of our material weaknesses as of March 31, 2010:

Financial Reporting

Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over the period-end financial close and reporting processes as of March 31, 2010. Due to the actual and potential effect on financial statement balances and disclosures, the resulting restatement of our financial statements and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

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

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

                   Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with American Defense Systems have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

Our revenues historically have been generated by a small number of contracts. During the first quarter of 2010, four contracts with the U.S. Department of Defense organizations represented approximately 73% of our revenue. During the first quarter of 2009, we had two contracts with the U.S. Department of Defense organizations which represented approximately 90% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of our significant contracts were canceled, or our customers reduce their orders under any of these contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

We are required to redeem any outstanding Series A Preferred, of which $15.0 million in stated value is outstanding, as of April 1, 2011. If we do not generate, raise or obtain access to funds sufficient to redeem our Series A Preferred or if we fail to redeem such Preferred Stock, our cash flow could be adversely affected and our business significantly harmed.

On May 22, 2009, we entered into a Settlement Agreement, Waiver and Amendment with the holders of our Series A Preferred, pursuant to which, among other things, we have agreed to redeem $7,500,000 in stated value of Series A Preferred by December 31, 2009. We did not effect such redemption. As a result, in lieu of any other remedies or damages available to the holders of our Series A Preferred, the redemption price payable by us increased by an amount equal to 10% of the stated value, and we amended our certificate of incorporation to (i) reduce the conversion price of the Series A Preferred from $2.00 to $0.50 (which increased the number of shares of our common stock into which the Series A Preferred is convertible) and (ii) grant the holders of Series A Preferred, voting as a separate class, the right to elect two persons to serve on our board of directors.

We currently have outstanding $15.0 million in stated value of our Series A Preferred. The terms of such stock provide that we are to redeem any such stock outstanding as of April 1, 2011, as extended from December 31, 2010 pursuant to a waiver agreement between us and the holders of our Series A Preferred dated April 8, 2010. We are seeking to raise capital or obtain access to funds sufficient to timely redeem our Series A Preferred. If we are not successful and we do not timely redeem such preferred stock, our cash flow could be adversely affected and our business significantly harmed. For additional information, please refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Series A Convertible Preferred Stock.

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

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At March 31, 2010, our backlog was approximately $36 million, all of which we estimate will be realized in 2010. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

We depend on our suppliers and one, in particular, currently provides us with approximately 20% of our supply needs. If we cannot obtain certain components for our products or we lose any of our key suppliers, we would have to develop alternative designs that could increase our costs or delay our operations.

We depend upon a number of suppliers for components of our products. Of these suppliers, Action Group supplied approximately 20% of the total purchases during the three months ended March 31, 2010. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we would need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

We are defendants in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations and liquidity. Please see Part II, Item 1, Legal Proceedings.

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

In addition, under the Certificate of Designations for our Series A Preferred, an affirmative vote at a meeting duly called or the written consent without a meeting of the holders of such preferred stock representing at least a majority of then outstanding shares of the Series A Preferred is required for us to pay dividends or any other distribution on our common stock.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2⁄3 percent of our stockholders;

•	provide that only our board of directors can fill vacancies on the board of directors;

•	require super-majority voting to amend our bylaws or specified provisions in our certificate of incorporation;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit common stockholder action by written consent, which requires all common stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to adopt, amend, or repeal our bylaws, subject to the rights of our stockholders to do the same by super-majority vote of stockholders; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Shares of stock issuable pursuant to our stock options, warrant and Series A Preferred may adversely affect the market price of our common stock.

As of May 14, 2010, we had outstanding stock options to purchase an aggregate of 2,330,000 shares of common stock under our 2007 Incentive Compensation Plan of which 867,000 were exercisable and warrants to purchase an aggregate of 1,448,681 shares of common stock. In addition, we have 2,065,139 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan and 30,000,000 shares reserved for issuance upon the conversion of our Series A Preferred.  Our outstanding warrants and Series A Preferred also contain provisions that increase, subject to limited exceptions, the number of shares of common stock that may be acquired upon the conversion or exercise of such securities in the event we issue (or are deemed to have issued) shares of our common stock at a per share price that is less than their then existing exercise price, in the case of the warrants, and Conversion Price, in the case of the Series A Preferred.  The exercise of the stock options and warrants would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for our common stock than we will receive under such options and warrants. The exercise, or potential exercise, of these options and warrants or conversion of our Series A Preferred could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

We have registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our stock option plan, which shares can generally be freely sold in the public market upon issuance. Pursuant to a settlement with the holders of our Series A Preferred in May 2009, we also have registered the resale of up to 5,695,505 shares of our common stock  and intend to register an additional 2,115,000 shares of our common stock held by such preferred stockholders.  Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2010, we issued an aggregate of 1,035,000 shares of our common stock to the holders of our Series A Preferred as dividends for the first quarter of 2010 pursuant to the Certificate of Designations, Preferences and Rights of Series A Preferred. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         (Removed and Reserved)

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Exhibit
3.1 (1)	Third Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

3.3 (3)	First Amendment to Third Amended and Restated Certificate of Incorporation.

3.4 (4)	First Amendment to Amended and Restated Bylaws.

10.1(5)	Lease between Boon Edams, Inc. and the Registrant, dated February 25, 2010

10.2 (3)	Amendment to Employment Agreement, effective as of January 1, 2010, between the Registrant and Anthony Picitelli.

10.3 (3)	Amendment to Employment Agreement, effective as of January 1, 2010, between the Registrant and Fergal Foley.

10.4 (3)	Second Amendment to Employment Agreement, effective as of January 1, 2010, between the Registrant and Gary Sidorsky.

10.5*	First Amendment to Employment Agreement, effective as of January 25, 2010, between the Registrant and Robert Aldrich.

10.6*	Employment Agreement, effective as of January 1, 2009, between the Registrant and Russell Scales.

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Previously filed as an Exhibit to Amendment No. 3 to the Form 10, filed on April 22, 2008.
(2)  Previously filed as an Exhibit to Amendment No.1 to the Form 10, filed on March 21, 2008.
(3)  Previously filed as an Exhibit to the Current Report on Form 8-K, filed on April 15, 2010.
(4)  Previously filed as an Exhibit to the Current Report on Form 8-K, filed on January 28, 2010.
(5)  Previously filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.
*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.

Date: May 14, 2010	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit
10.5	First Amendment to Employment Agreement, effective as of January 25, 2010, between the Registrant and Robert Aldrich.

10.6	Employment Agreement, effective as of January 1, 2009, between the Registrant and Russell Scales.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.