Form 10-Q
period 2010-06-30
AMERICAN DEFENSE SYSTEMS INC
filed 2010-08-23
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

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

As of August 18, 2010, 49,357,454 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

PART I

Item 1.    Condensed Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009 *

CURRENT ASSETS
Cash	$16,330	$-
Accounts receivable, net of allowance for doubtful accounts of $312,448 and $222,448 as of June 30, 2010 and December 31, 2009, respectively	5,745,131	2,288,666
Accounts receivable-factoring	237,488	199,876
Tax receivable	108,741	108,741
Costs in excess of billings on uncompleted contracts, net	4,408,818	7,762,836
Prepaid expenses and other current assets	618,195	540,381
Deferred tax assets	-	521

TOTAL CURRENT ASSETS	11,134,703	10,901,021

Property and equipment, net	2,658,252	3,078,724
Deferred financing costs, net	870,498	1,547,551
Notes receivable, net	400,000	400,000
Intangible Assets	634,450	606,000
Goodwill	602,500	450,000
Deposits	471,187	407,137
Other Assets	-	138,001

TOTAL ASSETS	$16,771,590	$17,528,434

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' DEFICIENCY	June 30, 2010 (Unaudited)	December 31, 2009 *

CURRENT LIABILITIES
Accounts payable	$6,943,030	$6,695,712
Cash overdraft	967,457	48,573
Accrued expenses	699,929	498,795
Warrant liability	25,838	35,413

TOTAL CURRENT LIABILITIES	8,636,254	7,278,493

LONG TERM LIABILITIES
Mandatory redeemable Series A Convertible Preferred Stock (cumulative), 15,000 shares authorized issued and outstanding	13,716,542	12,429,832
Deferred rent	176,583	-
Deferred tax liability	-	521

TOTAL LIABILITIES	22,529,379	19,708,846

SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 49,357,454 and 46,611,457 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	49,357	46,611
Additional paid-in capital	15,673,573	14,712,414
Accumulated Deficit	(21,480,719)	(16,939,437)

TOTAL SHAREHOLDERS' DEFICIENCY	(5,757,789)	(2,180,412)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$16,771,590	$17,528,434

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

CONTRACT REVENUES EARNED	$11,438,765	$14,033,575	$26,884,309	$23,523,277

COST OF REVENUES EARNED (exclusive of depreciation shown separately below)	9,610,274	8,659,865	19,596,952	14,112,974

GROSS PROFIT	1,828,491	5,373,710	7,287,357	9,410,303

OPERATING EXPENSES
General and administrative expenses	1,528,758	1,610,723	3,392,047	3,097,252
General and administrative salaries	933,288	1,022,366	1,817,507	2,095,403
Sales and Marketing	571,800	723,779	1,134,609	1,457,573
T2 expenses	204,479	124,070	423,327	237,672
Research and development	151,997	16,841	273,714	203,227
Settlement of litigation	-	63,441	-	63,441
Depreciation	290,423	278,083	579,252	519,412
Professional fees	694,163	612,613	1,267,683	1,200,079
TOTAL OPERATING EXPENSES	4,374,908	4,451,916	8,888,139	8,874,059

OPERATING INCOME (LOSS)	(2,546,417)	921,794	(1,600,782)	536,244

OTHER INCOME (EXPENSE)
Unrealized (loss) gain on adjustment of fair value Series A convertible preferred stock classified as a liability	(226,915)	9,142	(873,015)	(685,312)
Unrealized gain (loss) on warrant liability	34,004	(107,022)	9,575	(26,350)
Loss on deemed extinguishment of debt	-	(2,613,630)	-	(2,613,630)
Other income (expense)	-	(12,730)	-	(12,730)
Interest expense	(505,761)	(438,421)	(1,150,490)	(781,151)
Interest expense - Mandatorily redeemable preferred stock dividends	(375,000)	(374,380)	(750,000)	(749,380)
Interest income	-	10	-	8,856
Finance charge	(97,082)	-	(176,863)	-
TOTAL OTHER INCOME (EXPENSE)	(1,170,754)	(3,537,031)	(2,940,793)	(4,859,697)

LOSS BEFORE INCOME TAXES	(3,717,171)	(2,615,237)	(4,541,575)	(4,323,453)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(3,717,171)	$(2,615,237)	$(4,541,575)	$(4,323,453)

Weighted Average Shares Outstanding (Basic and Diluted)	47,878,737	41,484,307	47,341,485	41,484,307

NET LOSS per Share - Basic and Diluted:	$(0.08)	$(0.06)	$(0.10)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(4,541,575)	$(4,323,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in costs in excess of billings reserve	60,000	-
Loss on deemed extinguishment of debt	-	2,613,630
Change in fair value associated with preferred stock and warrants liabilities	863,442	711,662
Stock based compensation expense	160,311	221,692
Amortization of deferred financing costs	677,053	297,916
Amortization of Discount on Series A preferred stock	467,582	269,104
Depreciation and amortization	579,252	519,412
Bad debt expense	90,000	-
Deferred rent	176,582	-
Stock issued for payment of dividends on preferred stock	750,000	1,199,380

Changes in operating assets and liabilities:
Accounts receivable	(3,546,465)	(3,629,428)
Accounts receivable-Factoring	(37,612)	-
Deposits and other assets	(64,050)	127,811
Other assets	138,001	-
Cost in excess of billing on uncompleted contracts	3,294,019	(1,366,455)
Prepaid expenses and other assets	(106,264)	(577,039)
Accounts payable and accrued expenses	295,952	3,603,243
Cash overdraft	918,884	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	175,112	(332,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(158,782)	(300,169)
NET CASH USED IN INVESTING ACTIVITIES	(158,782)	(300,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	1,429,789
Repayments of short term financing	-	55,490
Deferred financing costs	-	(878,380)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	606,899

NET INCREASE (DECREASE) IN CASH	16,330	(25,795)

CASH AT BEGINNING OF YEAR	-	374,457
CASH AT THE END OF PERIOD	$16,330	$348,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$25,157
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Modification of the terms of the Series A preferred stock	$53,887	$-
Contingent payment for APSG acquisition	$152,500	$-
Stock options issued in lieu of compensation	$-	$214,131
Stock issued in lieu of cash compensation	$-	$156,847
Stock issued as payment toward accrued and future interest	$-	$1,199,380
Stock issued in connection with investor warrants	$-	$2,550,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2009 filed on April 15, 2010.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, A.J. Piscitelli & Associates, Inc. and APSG.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management Liquidity Plans

As of June 30, 2010, the Company had working capital of $2,498,449, an accumulated deficit of $21,480,719, shareholders’ deficiency of $5,757,789 and cash on hand of $16,330.  The Company had net losses of $3,717,171 and $4,541,575, respectively, for the three and six months ended June 30, 2010. The Company believes that its current net accounts receivable and cost in excess of billing together with its expected cash flows from operations and its ability to sell accounts receivable under its factoring agreement, will be sufficient to meet its anticipated cash requirements for working capital at least through June 30, 2011. The Series A Convertible Preferred Stock (the “Series A Preferred”) had a mandatory redemption date of December 31, 2010. On April 8, 2010, the Company entered into a waiver agreement with the holders of its Series A Preferred (the “Series A Holders”) which extended the maturity redemption date from December 31, 2010 to April 1, 2011.  On August 13, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity redemption date from April 1, 2011 to July 1, 2011. The Company is currently seeking to raise capital or obtain access to capital sufficient to permit the Company to effect such redemption. If the Company is unable to timely raise capital or obtain access to a credit facility or other source of funds sufficient to fund such redemption, its cash flow could be adversely affected and its business significantly harmed. In addition, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), its state of incorporation, would prohibit the Company from satisfying such redemption if the Company lacks sufficient surplus, as such term is defined under the DGCL.

The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.  These reclassifications have no effect on previously reported income.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant estimates for all periods presented include cost in excess of billings, allowance for doubtful accounts, liabilities associated with the Series A Preferred and warrants and valuation of deferred tax assets.

Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2010 through the date these financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements except as discussed below.

On July 31, 2010, the Company issued an option to purchase 175,000 shares of its common stock to a consultant as compensation under the Company’s 2007 Incentive Compensation Plan (the “2007 plan”). The exercise price for the option is $0.26 per share and 20% of the option vests annually with the first 20% vesting upon the first anniversary of the grant date.

On August 13, 2010, the Company entered into a waiver agreement with the Series A Holders which further extended the maturity date for mandatory redemption of all outstanding  Series A Preferred from April 1, 2011 to July 1, 2011.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of June 30, 2010 and December 31, 2009, there were no such provisions made.

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

The Company received certain of its components from sole suppliers. The Company has two suppliers that each provide greater than 10% of its supply needs. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the six months ended June 30, 2010, the Company derived 71% and 18% of its revenues from various U.S. government entities and one other customer, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $312,448 and $222,448, respectively.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	June 30
In Thousands	2010	2009

Warrants to purchase Common Stock	675,001	1,448,681

Options to Purchase Common Stock	2,330,000	2,195,000

Series A Convertible Preferred Stock	30,000,000	7,500,000

Total Potential Common Stock	33,005,001	11,143,681

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, note receivable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value investments.

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

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets or liabilities categorized as Level 1 or Level 2 as of June 30, 2010.

The following summarizes the Company’s assets and liabilities measured at fair value as of June 30, 2010:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Liabilities
Series A Preferred (1)	$13,716,542	$—	$—	$13,716,542
2005 Warrants (1)	—	—	—	—
2006 Warrants (1)	—	—	—	—
Placement Agent Warrants (1)	25,838	—	—	25,838

Total Liabilities	$13,742,380	$—	$—	$13,742,380

(1)	Methods and significant inputs and assumptions are discussed in Note 5 below.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Total
Balance – January 1, 2010	$12,429,832	$4,372	$1,494	$29,547	$12,465,245

Amortization of debt discount	467,582	-	-	-	467,582
Change in fair value	873,015	(4,372)	(1,494)	(3,709)	863,440
Modification of terms	(53,887)	-	-	-	(53,887)

Balance – June 30, 2010	$13,716,542	$-	$-	$25,838	$13,742,380

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

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605, on revenue recognition which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method and also requires expanded disclosures. This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  The adoption of this standard will have an impact on the Company’s consolidated financial position and results of operations for all multiple deliverable arrangements entered into or materially modified in 2011.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820, on Fair Value Measurements and Disclosures, which requires new disclosures and clarifies some existing disclosure requirements about fair value measurement. Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the guidance effective for interim and annual reporting periods beginning after December 15, 2009 did not have a material impact upon the Company’s consolidated financial position or results of operations. The adoption of the guidance effective for fiscal years beginning after December 15, 2010 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

Costs in excess of billing on uncompleted contracts were $4,408,818 and $7,762,836 as of June 30, 2010 and December 31, 2009, respectively.

Backlog
The estimated gross revenue on work to be performed on backlog was $38 million as of June 30, 2010.

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At June 30, 2010 and December 31, 2009, the Company had accounts receivable of $5,745,131and $2,288,666, respectively and an allowance for doubtful accounts of $312,448 and $222,448, respectively.  The Company recorded bad debt expense of $45,000 and $90,000 for the three and six months ended June 30, 2010, respectively. No bad debt expense was recorded for the three or six months ended June 30, 2009.

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

On February 29, 2008, Roy Elfers, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The Company filed an answer to the complaint and discovery and depositions have been completed.  The Company anticipates submitting a motion for summary judgment to dismiss the complaint shortly.  No trial date has been set.  The Company believes that meritorious defenses to the claims exist and the Company intends to vigorously defend this action.  The Company’s attorneys have advised that it is too early to determine an outcome at this time.

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, the Company filed a response to the charges. On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack’s breach of contract claims and stock conversion claim. On or about October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud and rescission. The parties have completed discovery and depositions. On June 15, 2010, both parties submitted motions for summary judgment.  No trial date has been set yet.  The Company believes that meritorious defenses to the claims exist and the Company intends to vigorously defend this action.  The Company’s attorneys have advised that it is too early to determine an outcome at this time.

 AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	SHAREHOLDERS’ DEFICIENCY

The following table summarizes the changes in shareholders' deficiency for the six months ended June 30, 2010:

Balance - January 1, 2010	$(2,180,412)

Stock based compensation	160,311

Shares issued for payment of dividends recorded as interest expense	750,000

Modification of Series A Convertible Preferred Stock	53,887

Net Loss	(4,541,575)

Balance - June 30, 2010	$(5,757,789)

Warrants

The following is a summary of stock warrants outstanding at June 30, 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives (in years)
Balance – January 1, 2010	1,448,681	$1.47	1.75
Granted	-	n/a	-
Exercised	-	n/a	-
Cancelled, Forfeited or expired	(773,680)	1.00	-
Balance – June 30, 2010	675,001	$2.00	2.69

Exercisable – June 30, 2010	675,001

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award.  The Company also recognizes the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the six months ended June 30, 2010 and 2009 included $160,311 and $221,692 of stock based compensation, respectively and $42,304 and $93,685, respectively, for the three months ended June 30, 2010 and 2009.    The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations.  The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options outstanding at June 30, 2010:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In years)
Outstanding, January 1, 2010	2,230,000	$1.81	-	4.64
Granted	100,000	0.40	-	6.58
Exercised	-	n/a	n/a	n/a
Cancelled/forfeited	-	n/a	n/a	n/a
Outstanding, June 30, 2010	2,330,000	$1.75	-	4.72

Exercisable, June 30, 2010	867,000	$1.88		4.50

As of June 30, 2010, there was a total of $333,694 of unrecognized compensation arrangements granted under the 2007 Plan. The cost is expected to be recognized through 2014.

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

Based on the assumptions noted above, the fair market value of the option issued during the six months ended June 30, 2010 was $31,312.

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

All of these awards were fully vested on the date of grant. The Company recorded stock based compensation of approximately $0 and $83,000 for the three and six months ended June 30, 2010 related to these awards.

On March 31, 2010, the Company issued 1,035,000 shares of its common stock to the Series A Holders as settlement of $375,000 of dividends pursuant to the terms of such Series A Preferred. The Company recorded this payment of dividends as interest expense for the three months ended March 31, 2010.

On May 7, 2010, the Company issued 17,361 shares of common stock to a consultant as compensation for services rendered under the 2007 Plan.  The fair value on the date of grant was $5,729 based on the stock price on the date of issuance.

On May 28, 2010, the Company issued 26,136 shares of common stock to a consultant as compensation for services rendered under the 2007 Plan. The fair value on the date of grant was $7,318 based on the stock price on the date of issuance.

On June 30, 2010, the Company issued 1,455,000 shares of its common stock to the Series A Holders as settlement of $375,000 of dividends pursuant to the terms of such Series A Preferred. The Company recorded this payment of dividends as interest expense for the three months ended June 30, 2010.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 16, 2005, the Company issued 50,000 shares of its common stock at an effective price per share of $1.00 to one of the Company’s employees for accepting a job offer. As a result of this issuance, in accordance with the terms of the 2005 Warrants agreements, the exercise price was adjusted to $1.00 per share and the number of shares of common stock that would be acquired was adjusted to 576,587.

As of June 30, 2010, the 2005 Warrants have expired pursuant to their terms and there are no outstanding 2005 Warrants.

2006 Warrants

On October 24, 2006, in accordance with the terms and conditions of the Company’s closing of its 2005 private placement offering, the Company issued purchase warrants for up to 179,175 shares of common stock at the exercise price of $1.10 per share and with the expiration date of June 30, 2010 (the “2006 Warrants”).

On February 8, 2007, the Company issued an aggregate of 260,000 shares of its common stock at an effective price per share of $1.00 to certain of its employees for services rendered. As a result of this issuance, in accordance with the terms of the 2006 Warrants agreements, the exercise price was adjusted to $1.00 per share and the number of shares of common stock that would be acquired was adjusted to 197,093.

As of June 30, 2010, the 2006 Warrants have expired pursuant to their terms and there are no outstanding 2006 Warrants.

Series A Preferred and Investor Warrants and Placement Agent Warrants

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) on March 7, 2008 to sell shares of its Series A Preferred  and warrants (“Investor Warrants”) to purchase shares of its common stock, and to conditionally sell shares of the Company’s common stock, to the Series A Holders. The Series A Holders purchased an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants was $15,000,000 and the aggregate purchase price for the common stock was $500,000.  The Company completed the sale of the Series A Preferred and Investor Warrants in two rounds, on March 7, 2008 and April 4, 2008, and the Company and the Series A Holders determined not to complete the conditional sale of the 100,000 shares of common stock. The Series A Holders are entitled to receive cumulative dividends, due at each subsequent calendar quarter-end until maturity, at a rate of 9% if settled via cash or at a rate of 10% if settled via shares (at the option of the Company) of the Company’s common stock. The dividends rate is subject to increase in the event of a “Triggering Event” under the Certificate of Designations, Preferences and Rights of the Series A Preferred (the “Certificate of Designations”) and in the event of an “Equity Condition Failure” under the Certificate of Designations, settlement via shares would not be allowed for the remaining dividend payments.

The Series A Holders may convert shares of Series A Preferred, plus the amount of accrued but unpaid dividends, into shares of the Company’s common stock at the conversion price of $0.50, as amended on April 8, 2010. The Conversion Price is subject to certain adjustments upon issuance of certain securities, under the Certificate of Designation, with a lower exercise price and/or with negative dilutive effect. The Series A Holders may require the Company to redeem all or any portion of the outstanding shares of Series A Preferred in cash, at the amount of 100% of the “Conversion Amount” or 110% of the “Conversion Amount”, upon a Triggering Event or Equity Condition Failure.

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

Pursuant to the terms of the Series A Preferred, the Company was required to redeem, in cash, any outstanding shares of the Series A Preferred on December 31, 2010.  On April 8, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity date for the mandatory redemption of all outstanding Series A Preferred from December 31, 2010 to April 1, 2011. On August 13, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity redemption date from April 1, 2011 to July 1, 2011.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not meet the December 2009 Redemption and has increased the size of its board of directors by two and held a special meeting of shareholders on April 8, 2010.  At this special meeting, the shareholders approved the amendments to the Company’s certificate of incorporation to (i) reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 and (ii) grant the Series A holders the right, voting as a separate class, to elect two persons to serve on the Company’s board of directors.  On April 8, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity date for the mandatory redemption of all outstanding Series A Preferred from December 31, 2010 to April 1, 2011. On August 13, 2010, the Company entered into a waiver agreement with the Series A Holders which further extended the maturity date for mandatory redemption of all outstanding Series A Preferred from April 1, 2011 to July 1, 2011.

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

Series A Preferred

The Series A Preferred is redeemable on July 1, 2011 and convertible into shares of common stock at a rate of 2,000 shares of common stock for each share of Series A Preferred. As a result the Company elected to record the hybrid instrument, preferred stock and conversion option together, at fair value. Subsequent reporting period changes in fair value are to be reported in the consolidated statement of operations.

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

The Settlement Agreement provides that $7,500,000 in stated value of the Series A Preferred was to be redeemed at December 31, 2009. The Company did not effect such redemption. As a result, in lieu of any other remedies or damages available to Series A Holders, the redemption price payable by the Company increased by an amount equal to 10% of the stated value, and the Company amended its certificate of incorporation to (i) reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 (which increased the number of shares of its common stock into which the Series A Preferred is convertible) and (ii) grant the Series A Holders, voting as a separate class, the right to elect two persons to serve on its board of directors.

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

2005 and 2006 Warrants

All 2005 and 2006 Warrants expired on June 30, 2010; therefore the fair value of these instruments is $0 as of June 30, 2010.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Placement Agent Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the Placement Agent Warrants as of June 30, 2010. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	June 30, 2010
Quoted Stock Price	$0.23
Exercise Price	$2.00
Expected Life (in years)	2.69
Stock Volatility	99.13%
Risk-Free Rate	1.00%
Dividend Rate	0%

Series A Preferred

A binomial lattice model was utilized to estimate the fair value of the Series A Preferred as of June 30, 2010. The binomial model considers the key features of the Series A Preferred, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	June 30, 2010
Risk-Free Rate	3.74%
Expected volatility	72.92%
Expected remaining term until maturity (in years)	0.75
Expected dividends	0.00%
Strike price	$0.50
Quoted Stock price	$0.23
Effective discount rate	33.2%

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

There were no discontinued operations related to TAG for the three or six month period ended June 30, 2010 and 2009.

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

The Company and the original owners of TAG are currently in the process of finalizing a re-negotiation of the contract with a new payment schedule starting in 2011. The Company recorded a reserve on the note receivable of $575,000 as of June 30, 2010 and December 31 2009 of which $175,000 was included in current assets and $400,000 is in long term assets. In addition, the Company recorded a $575,000 loss from disposal of discontinued division for the year ended December 31, 2009. The Company has included the entire amount as notes receivable on its balance sheet, of which $400,000 is included within long term assets.

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

Our contract backlog as of June 30, 2010 was $38 million. We estimate that $22 million of contract backlog as of June 30, 2010 will be filled in 2010. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM’s and strategic partners.  Notwithstanding the anticipated significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

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

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of June 30, 2010 and December 31, 2009, there were no such provisions made.

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

Because we have only recently become a public entity, we have a limited trading history.  The expected term of an award is based on the “simplified” method allowed by ASC 718-10-599, whereby the expected term is equal to the period of time between the vesting date and the end of the contractual term of the award. The risk-free interest rate will be based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend on our common stock in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

We recognized $160,311 and $221,692 in stock compensation expense for the six months ended June 30, 2010 and 2009, respectively, and $42,304 and $93,685 for the three months ended June 30, 2010 and 2009, respectively.

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

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, whether using an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, our  credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques requires significant judgment and are primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability, and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

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

•	Level 3 Inputs: These are unobservable inputs for the asset or liability which require our own assumptions.

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

Series A Convertible Preferred Stock.   The Series A Convertible Preferred Stock (or Series A Preferred) is redeemable on July 1, 2011 (as extended from December 31, 2010 to April 1, 2011 pursuant to a waiver agreement with the Series A Holders dated April 8, 2010 and further extended  pursuant to a waiver agreement with the Series A Holders dated August 13, 2010) and convertible into shares of common stock at a rate of 2,000 shares of common stock for each share of Series A Preferred subject to adjustment should we issue future common stock at a lesser price. As a result we elected to record the hybrid instrument, preferred stock and conversion option together, at fair value.  Subsequent reporting period changes in fair value are to be reported in the statement of operations.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants (or Investor Warrants), net of direct costs including the fair value of warrants issued to a placement agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance as they must be measured initially at fair value. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9.8 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3.6 million.  The fair value of the Series A Preferred was adjusted as of June 30, 2010, resulting in a loss of $226,915 and $873,015 for the three and six months then ended, respectively. As of June 30, 2010, the adjusted fair value of the Series A Preferred is $13.7 million.

Derivative Warrants

Investor Warrants.   The Investor Warrants met the criteria under ASC 815 “Derivatives and Hedging”. Under ASC 815, the warrants were recorded at fair value upon the date of issuance, with changes in the value fair value recognized as a gain or loss as they occur. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $1.1 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $0.4 million.

On May 22, 2009 we entered into a Settlement Agreement, Waiver and Amendment (or Settlement Agreement) with the holders of the Series A Preferred (or Series A Holders) pursuant to which, among other things, the Investor Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share.  The warrants were exercised in full during May and June 2009 and the Investor Warrant liability was accordingly reclassified to Additional Paid-In Capital.

For additional information, see “Liquidity and Capital Resources - Series A Convertible Preferred Stock” below.

Placement Agent Warrants

The warrants issued to the placement agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants are recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as codified in ASC 815, we satisfy the criteria for classification of the Placement Agent Warrants as equity on the date of issuance. We have recorded the corresponding amount recorded as a deferred financing cost since the Series A Preferred and Investor Warrants are classified as liabilities and are amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, we recorded $1.0 million and $0.4 million in deferred financing costs. Effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the Placement Agent Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, we accounted for these warrants as a “derivative” under  ASC 815 and recorded as liabilities at fair value on January 1, 2009 of $91,743. The fair value of these warrants is $25,838 as of June 30, 2010.  A gain of $33,893 and $3,709 was recorded on the change in fair value in the statement of operations for the three and six months ended June 30, 2010, respectively.

2005 Warrants and 2006 Warrants

Upon issuance, warrants issued in connection with the closing of the Company’s private placement offering in 2005 and 2006 (or the 2005 Warrants and 2006 Warrants) met the requirements for equity classification set forth in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and SFAS No. 133 as codified in ASC 815. However, effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the 2005 Warrants and 2006 Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, the 2005 Warrants and 2006 Warrants were accounted for as “derivatives” under ASC and recorded as liabilities at fair value on January 1, 2009 of $74,032. The fair value of these warrants was $0 as of June 30, 2010. A gain of $111 and $5,866 was recorded on the change in fair value in the statement of operations for the three and six months ended June 30, 2010, respectively.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenues.   Revenues for the three months ended June 30, 2010 were $11.4 million, a decrease of $2.6 million, or 18.5%, as compared to revenues of $14 million in the comparable period in 2009.  This decrease was due primarily to  completed but unbilled work of $2.9 million under a contract that was awaiting customer acceptance as of June 30, 2010.  For the three months ended June 30, 2010 the revenues for our physical security product business was $3 million, an increase of $1.9 million or 172.7% over revenues of $1.1 million for the three months ended June 30, 2009.

Cost of Revenues.  Cost of revenues for the three months ended June 30, 2010 was $9.6 million, an increase of $0.9 million, or 10.3%, over cost of revenues of $8.7 million in the comparable period in 2009.  This increase reflects costs associated with the above-mentioned completed but unbilled work of $2.9 million under a contract that was awaiting customer acceptance as of June 30, 2010 as well as increased sales of certain of our crew protection kits (or CPKs), which have lower gross margins than our other CPKs, as compared to the three months ended June 30, 2009.  The costs of revenue also increased due to additional costs of sales from our physical security product business during the three months ended June 30, 2010.

Gross Profit.   Gross profits for the three months ended June 30, 2010 and 2009 were $1.8 million and $5.4 million, respectively. Gross profit margin was 15.8% and 38.6% for three months ended June 30, 2010 and 2009, respectively.  The decrease in gross profit margin resulted primarily from an increase in overall costs incurred during the three months ended June 30, 2010 that were associated with the above completed but unbilled work of $2.9 million as well as a product mix that had a less favorable gross margin as discussed above in “Cost of Revenues”.

Sales and Marketing Expenses.   Sales and marketing expenses for the three months ended June 30, 2010 and 2009 were $571,800 and $723,779, respectively, representing a decrease of $151,979, or 21%.  The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing and the cost cutting initiative we implemented at the end of 2009 and in January 2010.

 T2 Expenses.   T2 expenses for the three months ended June 30, 2010 and 2009 were $204,479 and $124,070, respectively, representing an increase of $80,409, or 64.8%.  The increase was due primarily to an increase in T2 salary expense resulting from the increase in the number of T2 employees.

Research and Development Expenses.   Research and development expenses for the three months ended June 30, 2010 and 2009 were $151,997 and $16,841, respectively.  The increase of $135,156 or 802.5% from 2009 to 2010 was primarily the result of additional testing of our CPKs, and to a lesser extent, improvements of existing products and continued work on our products in development during the three months ended June 30, 2010.

General and Administrative Expenses.   General and administrative expenses for the three months ended June 30, 2010 and 2009 were $1.5 million and $1.6 million, respectively.

General and Administrative Salaries Expense.   General and administrative salaries expenses for the three months ended June 30, 2010 and 2009 were $933,288 and $1,022,366, respectively. The decrease of $89,078 or 8.7% was a result of the cost cutting initiative we implemented at the end of 2009 and in January 2010.

Depreciation Expense.   Depreciation expense was $290,423 and $278,083 for the three months ended June 30, 2010 and 2009, respectively.  The increase of $12,340, or 4.4%, was the result of our higher property and equipment balance as of June 30, 2010 versus June 30, 2009.  This increase was the result of additional property and equipment purchased in 2010 for our Hicksville facility and physical security product business, and T2 equipment.  This higher capital balance as of June 30, 2010 resulted in higher depreciation expense for the three months then ended.

Professional Fees.   Professional fees for the three months ended June 30, 2010 and 2009 were $694,163 and $612,763, respectively.

Other (Income) and Expense.   Our Series A Preferred and certain warrants, are recorded at fair value with changes in fair value recorded in the statement of operations. Changes in the price of our common stock affect these fair values. We experienced a loss on adjustment of fair value with respect to our Series A Preferred and Warrants of $192,911 and $97,880 for the three months ended June 30, 2010 and 2009, respectively.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $503,325 and $266,700 for the three months ended June 30, 2010 and 2009, respectively. As a result of the modification of the terms of our Series A Preferred pursuant to the May 22, 2009 Settlement Agreement we recorded a loss of $2.6 million on deemed extinguishment of debt for the three months ended June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenues.   Revenues for the six months ended June 30, 2010 were $26.9 million, an increase of  $3.4 million, or 14.5%, over revenues of $23.5 million in the comparable period in 2009.  This increase was due primarily to our increased production under DoD contracts and increased sales of our physical security products, partially offset by completed but unbilled work of $2.9 million under a contract where customer acceptance was pending as of June 30, 2010.  For the six months ended June 30, 2010 the revenues for our physical security product business was $7.1 million, an increase of $5 million or 238.1% over revenues of $2.1 million for the six months ended June 30, 2009.

Cost of Revenues.  Cost of revenues for the six months ended June 30, 2010 was $19.6 million, an increase of $5.5 million, or 39%, over cost of revenues of $14.1 million in the comparable period in 2009.  This increase reflects costs associated with completed but unbilled work of $2.9 million under a contract which was awaiting customer acceptance as of June 30, 2010.  The costs of revenue also increased due to additional costs of sales from our physical security product business during the six months ended June 30, 2010.

Gross Profit.   Gross profits for the six months ended June 30, 2010 and 2009 were approximately $7.3 million and $9.4 million, respectively.  Gross profit margin was 27.1% and 40% for the six months ended June 30, 2010 and 2009, respectively.  The decrease in gross profit margin percentage from 2009 to 2010 resulted primarily from the above mentioned $2.9 million completed but unbilled work as well as an increase in overall costs incurred during the six months ended June 30, 2010 that were associated with a product mix that had a less favorable gross margin.

Sales and Marketing Expenses.   Sales and marketing expenses for the six months ended June 30, 2010 and 2009 were $1.1 million and $1.5 million, respectively, representing a decrease of $0.4 million, or 26.7%.  The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing and the cost cutting initiative we implemented at the end of 2009 and in January 2010.

T2 Expenses.   T2 expenses for the six months ended June 30, 2010 and 2009 were $423,327 and $237,672, respectively, representing an increase of $185,655, or 78.1%.  The increase was due primarily to an increase in T2 salary expense resulting from the increase in the number of T2 employees.

Research and Development Expenses.   Research and development expenses for the six months ended June 30, 2010 and 2009 were $273,714 and $203,227, respectively.  The increase of $70,487 or 34.7% from 2009 to 2010 was primarily the result of additional testing of our CPKs, and to a lesser extent, improvements of existing products and continued work on our products in development during the six months ended June 30, 2010.

General and Administrative Expenses.   General and administrative expenses for the six months ended June 30, 2010 and 2009 were $3.4 million and $3.1 million, respectively.  The increase of $0.3 million, or 9.7%, was primarily due to an increase in rent expense and the expensing of deferred offering costs associated with a potential secondary public offering.

General and Administrative Salaries Expense.   General and administrative salaries expenses for the six months ended June 30, 2010 and 2009 were $1.8 million and $2.1 million, respectively. The decrease of $0.3 million or 14.3% was a result of the cost cutting initiative we implemented at the end of 2009 and in January 2010.

Depreciation Expense.   Depreciation expense was $579,252 and $519,412 for the six months ended June 30, 2010 and 2009, respectively.  The increase of $59,840, or 11.5%, was the result of our higher property and equipment balance as of June 30, 2010 versus June 30, 2009.  This increase was the result of additional property and equipment purchased in 2010 for our Hicksville facility and physical security product business.  This higher capital balance as of June 30, 2010 resulted in higher depreciation expense for the six months then ended.

Professional Fees.   Professional fees for the six months ended June 30, 2010 and 2009  were $1.3 million and $1.2 million, respectively.

Other (Income) and Expense.   Our Series A Preferred and certain warrants, are recorded at fair value with changes in fair value recorded in the statement of operations. Changes in the price of our common stock affect these fair values. We experienced a loss on adjustment of fair value with respect to our Series A Preferred and Warrants of $863,440 and $711,662 for the six months ended June 30, 2010 and 2009, respectively.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $1.1 million and $567,020 for the six months ended June 30, 2010 and 2009, respectively. As a result of the modification of the terms of our Series A Preferred pursuant to the May 22, 2009 Settlement Agreement we recorded a loss of $2.6 million on deemed extinguishment of debt for the six months ended June 30, 2009.

Liquidity and Capital Resources

The primary sources of our liquidity during the six months ended June 30, 2010 have come from operations.  As of June 30, 2010, our principal sources of liquidity were net accounts receivable of $5.7 million, costs in excess of billings of $4.4 million and the sale of accounts receivable under an accounts receivable purchase agreement with Republic Capital Access (or RCA), of which RCA has not received payment from our customers for $2.1 million.

We believe that our current net accounts receivable and costs in excess of billings together with our expected cash flows from operations and ability to sell accounts receivable to RCA will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least through June 30, 2011. The Series A Preferred is redeemable on July 1, 2011, as extended from December 31, 2010 to April 1, 2011, pursuant to a waiver agreement with the Series A Holders dated April 8, 2010 and further extended pursuant to a waiver agreement with the Series A Holders dated August 13, 2010. We are currently seeking to raise capital or obtain access to capital sufficient to permit us to effect such redemption. If we are unable to timely raise capital or obtain access to a credit facility or other source of funds sufficient to fund such redemption, our cash flow could be adversely affected and our business significantly harmed. In addition, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), our state of incorporation, would prohibit us from satisfying such redemption if we lack sufficient surplus, as such term is defined under the DGCL.

Cash Flows from Operating Activities.  Net cash provided by operating activities was approximately $175,112 for the six months ended June 30, 2010 compared to net cash used in operating activities of approximately $332,525 for the six months ended June 30, 2009.  Net cash provided by operating activities during the six months ended June 30, 2010 consisted primarily of changes in our operating assets and liabilities of  $892,465, including changes in accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of an increase of $3.5 million and a decrease of $3.3 million, respectively, reflects the increases in receivables from completed projects and a decrease in costs incurred on projects in process as of June 30, 2010.  Our prepaid expenses and other current assets increased $106,264 due to amounts paid in advance in connection with prepayment of legal expense and insurance.  Net cash used in operating activities during the six months ended June 30, 2009 consisted primarily of changes in our operating assets and liabilities including accounts receivable, cost in excess of billing, prepaid expense, accounts payable and accrued liabilities.  The changes in accounts receivable and costs in excess of billing of $3.6 million and $1.4 million, respectively, reflect the increases in projects in process as of June 30, 2009.  Our prepaid expenses and other current assets increased $577,039 due to the payment in advance of legal and marketing expenses.

As of December 31, 2009, we had a net operating loss carryforward of $9.3 million available to reduce future taxable income.  The taxable income generated in future periods will be offset by net operating loss carryforward and result in no current tax liability.  We have a full valuation allowance against our deferred tax assets as our management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years.  We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Net Cash Used In Investing Activities.   Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was approximately $158,782 and $300,169, respectively.  Net cash used in investing activities for the six months ended June 30, 2010 consisted of amounts paid out for the general and computer equipment and miscellaneous leasehold improvements.  Net cash used in investing activities for the six months ended June 30, 2009 consisted primarily of cash paid for the acquisition of equipment and leasehold improvements and cash paid out for the acquisition of assets in excess of cash received.

Net Cash Provided by Financing Activities.   Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $0 and $606,899, respectively. Net cash provided by financing activities during 2009 consisted of proceeds from the line of credit of approximately $1.4 million and proceeds from a short term loan payable of $55,490 offset by $878,380 paid for deferred financing costs.

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

           The initial term of the purchase agreement was to end on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to the October 2009 amendment, the term during which we may offer and sell eligible accounts receivable to RCA has been extended from December 31, 2009 to October 15, 2010, and the discount factor rate has been reduced from 0.524% to 0.4075%. As of June 30, 2010, RCA holds $2.1 million of accounts receivable for which RCA has not received payment from our customers.

 Series A Convertible Preferred Stock

           In March and April 2008, we sold shares of our Series A Preferred and Investor Warrants. We received aggregate gross proceeds of $15.0 million, before fees and expenses of the placement agent in the transaction and other expenses.

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

           On May 22, 2009, we entered into the Settlement Agreement pursuant to which, among other things, (i) the Series A Holders waived any breach by us of the Financial Covenants or our obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009, and waived any ‘‘Equity Conditions Failure’’ and any ‘‘Triggering Event’’ under the certificate of designations of the Series A Preferred otherwise arising from such breaches, (ii) the Investor Warrants were amended to reduce their exercise price from $2.40 per share to $0.01 per share, (iii) we issued the Series A Holders an aggregate of 2,000,000 shares of our common stock (or Settlement Shares), in full satisfaction of our obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) we agreed to redeem $7.5 million in stated value of the Series A Preferred by December 31, 2009. We agreed that, if we fail to so redeem $7.5 million in stated value of the Series A Preferred by that date (a Redemption Failure), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by us will increase by an amount equal to 10% of the stated value, (ii) we will use our best efforts to obtain stockholder approval to reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred is convertible), and (iii) we will expand the size of our board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use our best efforts to amend our certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board (or Series A Directors).

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

On April 8, 2010, we entered into a waiver agreement with the Series A Holders, pursuant to which the Series A Holders agreed to extend the Maturity Date from December 31, 2010 to April 1, 2011, and on August 13, 2010, we entered into a waiver agreement with the Series A Holders which further extended the Maturity Date to July 1, 2011 (the period from December 31, 2010 to July 1, 2011 is referred to as the extension period). Pursuant to the waiver agreements, during the extension period, (i) the Series A Holders agreed to waive any right to the redemption of the Series A Preferred under the Mandatory Redemption Provision until the last day of the extension period and (ii) our failure to comply with the Mandatory Redemption Provision prior to the last day of the extension period shall be deemed not to be a breach of such provision or the terms and conditions of, or applicable to, the Series A Preferred. We currently are seeking to raise capital or obtain access to capital sufficient to permit us to effect the mandatory redemption.

The terms of the Series A Convertible Preferred Stock were amended to reduce its Conversion Price from $2.00 to $0.50 and extend the Maturity Date from December 31, 2010 to April 1, 2011.  We evaluated these modifications in order to determine if the modifications were cause for the application of extinguishment accounting.  Extinguishment accounting is to be applied if there has been a substantial modification of debt instrument terms. The modifications would be considered substantial under the guidance of ASC 470-50-40-10, if:
(1) The change in the present value of future cash flows is at least 10% or if
(2) The change in the fair value of the conversion option is at least 10% of the carrying amount of the preferred stock.

 Based on our analysis, neither the extension of the maturity date nor the reduction of the Conversion Price qualifies the modification as substantial. Thus, extinguishment accounting should not be applied to the transaction. Since the fair value of the embedded conversion option increased as a result of the modification, the increase to the fair value of the embedded conversion option reduces the carrying amount of the debt instrument and increases paid-in capital in accordance with ASC 470-50-40-15.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (or Exchange Act), are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010 because of the material weaknesses set forth below.

 The following is a summary of our material weaknesses as of June 30, 2010:

Financial Reporting

Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over the period-end financial close and reporting processes as of June 30, 2010. Due to the actual and potential effect on financial statement balances and disclosures, the resulting restatement of our financial statements and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

•
Inadequate policies and procedures.  We did not design, establish, and maintain effective documented GAAP-compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring, and updating accounting policies and procedures, including policies and procedures related to significant, complex, and non-routine transactions.

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

•	Inadequate general computing controls. Overall general user and system administration were inadequate in the following areas where procedures were in place but not formalized or documented:

º	Backup and recovery of financial data

º	Systems development and change management

º	Incident management

º	Security monitoring

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities.

As part of our ongoing remedial efforts, we are planning, among other things, to:

•	expand our accounting policy and controls organization by creating and filling a new position with permanent and/or temporary resources with GAAP expertise around specific topics;

•	engage external subject matter experts to:

º	advise on accounting for and disclosure of stock-based compensation related matters, including providing additional ASC 718 training and accounting assistance;

º	develop and implement formal remediation plans;

º	develop, implement and/or enhance accounting and finance-related policies and procedures, including end-user computing;

•	initiate a project to review our key financial systems security processes and responsibilities to appropriately design automated controls that adequately segregate job responsibilities; and

•	communicate to all employees the importance of adhering to IT system access segregation and change request protocols, to prevent unauthorized changes and improper accesses from recurring.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

                   Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

PART II

Item 1.    Legal Proceedings

On February 29, 2008, Roy Elfers, a former employee commenced an action against us for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County.  The Complaint seeks damages of approximately $87,000.  We filed an answer to the complaint and discovery and depositions have been completed.  We anticipate submitting a motion for summary judgment to dismiss the complaint shortly.  No trial date has been set.  We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act.  Mr. Cusack seeks damages in excess of $3,000,000.  On April 2, 2008, we filed a response to the charges.  We believe the allegations to be without merit and intend to vigorously defend against the action.  On March 7, 2008, Mr. Cusack also commenced a second action against us for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing).  The remaining claims are Mr. Cusack's breach of contract claims and stock conversion claim.  On or about October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud and rescission.  The parties have completed discovery and depositions.  On June 15, 2010, both parties submitted motions for summary judgment.  No trial date has been set yet.  We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

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

U.S. defense spending historically has been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety, such as in Iraq and Afghanistan. As these threats subside, spending on the military tends to decrease. Accordingly, while U.S. Department of Defense funding has grown rapidly over the past few years, there is no assurance that this trend will continue. Rising budget deficits, the cost of the war on terror and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, and the federal government has signaled that this pressure will most likely impact the defense budget. A decrease in U.S. government defense spending, including as a result of planned significant U.S. troop level reductions in Iraq or Afghanistan, or changes in spending allocation could result in our government contracts being reduced, delayed or terminated. Reductions in our government contracts, unless offset by other military and commercial opportunities, could adversely affect our ability to sustain and grow our future sales and earnings.

Our revenues historically have been concentrated in a small number of contracts obtained through the U.S. Department of Defense and the loss of, or reduction in estimated revenue under, any of these contracts, or the inability to contract further with the U.S. Department of Defense could significantly reduce our revenues and harm our business.

Our revenues historically have been generated by a small number of contracts. During the three and six months ended June 30, 2010, four contracts with the U.S. Department of Defense organizations represented approximately 69% and 71%, respectively, of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of our significant contracts were canceled, or our customers reduce their orders under any of these contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

We are required to redeem any outstanding Series A Preferred, of which $15.0 million in stated value is outstanding, as of July 1, 2011. If we do not generate, raise or obtain access to funds sufficient to redeem our Series A Preferred or if we fail to redeem such Preferred Stock, our cash flow could be adversely affected and our business significantly harmed.

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

We currently have outstanding $15.0 million in stated value of our Series A Preferred. The terms of such stock provide that we are to redeem any such stock outstanding as of July 1, 2011, as such date was extended from December 31, 2010 to April 1, 2011 pursuant to a waiver agreement between us and the Series A Holders dated April 8, 2010 and further extended pursuant to a waiver agreement between us and the Series A Holders dated August 13, 2010. We are seeking to raise capital or obtain access to funds sufficient to timely redeem our Series A Preferred. If we are not successful and we do not timely redeem such preferred stock, our cash flow could be adversely affected and our business significantly harmed. For additional information, please refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Series A Convertible Preferred Stock.

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

Obtaining and maintaining personal security clearances for employees involves a lengthy process, and it can be difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances, or if such employees who hold security clearances terminate their employment with us, the customer whose work requires cleared employees could terminate their contract with us or decide not to exercise available options, or to not renew it. To the extent we are not able to engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts, which could adversely affect our business.

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

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At June 30, 2010, our backlog was approximately $38 million; $22 million of which we estimate will be realized in 2010. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

We depend on our suppliers and two, in particular, each currently provide us with more than 10% of our supply needs. If we cannot obtain certain components for our products or we lose any of our key suppliers, we would have to develop alternative designs that could increase our costs or delay our operations.

We depend upon a number of suppliers for components of our products. Two of these suppliers, Action Group, Inc. and Industrial Door Contractors, Inc., each accounted for more than 10% of our total purchases during the six months ended June 30, 2010. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we would need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

We must comply with environmental regulations or we may have to pay expensive penalties or clean-up costs.

We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, discharge and disposal of, hazardous or toxic substances or wastes to manufacture our products. We must comply with certain requirements for the use, management, handling, and disposal of these materials. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean-up, the cost of defending the charges could be high. Authorities may also force us to suspend production, alter our manufacturing processes, or stop operations if we do not comply with these laws and regulations.

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

We currently have five utility and one provisional U.S. pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. We have not emphasized, and do not presently intend to emphasize, patents as a source of significant competitive advantage; however, if we are issued patents we intend to seek to enforce them as commercially appropriate.

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

In order to pursue international sales opportunities, we have initiated a program to obtain product classifications, commodity jurisdictions, licenses, and technology control plans, technical data export licenses and export related programs. Due to our diverse products, it is possible that some products may be subject to classification under the United States State Department International Traffic in Arms Regulations (ITAR). In the event that a product is classified as an ITAR-controlled item, we will be required to obtain an ITAR export license. While we believe that we will be able to obtain such licenses, the denial of required licenses and/or the delay in obtaining such licenses may have a significant adverse impact on our ability to sell products internationally. Alternatively, our products may be subject to classification under the United States Commerce Department’s Export Administration Regulations (EAR). We also anticipate that we may be required to comply with international regulations, tariffs and controls and we intend to work closely with experienced freight forwarders and advisors. We anticipate that an internal compliance program for international sales will require the commitment of significant resources and capital.

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

In addition, under the Certificate of Designations for our Series A Preferred, an affirmative vote at a meeting duly called or the written consent without a meeting of the holders of such preferred stock representing at least a majority of the then outstanding shares of the Series A Preferred is required for us to pay dividends or any other distribution on our common stock.

Provisions in our certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

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

In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company.

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

As of August 18, 2010, we had outstanding stock options to purchase an aggregate of 2,505,000 shares of common stock under our 2007 Incentive Compensation Plan of which 969,000 were exercisable and warrants to purchase an aggregate of 675,001 shares of common stock. In addition, we have 1,864,003 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan and 30,000,000 shares reserved for issuance upon the conversion of our Series A Preferred.  Our outstanding warrants and Series A Preferred also contain provisions that increase, subject to limited exceptions, the number of shares of common stock that may be acquired upon the conversion or exercise of such securities in the event we issue (or are deemed to have issued) shares of our common stock at a per share price that is less than their then existing exercise price, in the case of the warrants, and Conversion Price, in the case of the Series A Preferred.  The exercise of the stock options and warrants would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for our common stock than we will receive under such options and warrants. The exercise, or potential exercise, of these options and warrants or conversion of our Series A Preferred could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

We have registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our stock option plan, which shares can generally be freely sold in the public market upon issuance. Pursuant to a settlement with the holders of our Series A Preferred in May 2009, we also have registered the resale of up to 5,695,505 shares of our common stock  and expect to register additional shares of our common stock acquired by such preferred stockholders as dividends on the Series A Preferred.  Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

The continued listing of our common stock on the NYSE Amex is subject to compliance with their continued listing requirements. While we have not received any notice of intent to delist our common stock, if such stock were delisted, the ability of investors in our common stock to make transactions in such stock would be limited.

Our common stock is listed on the NYSE Amex, a national securities exchange. Continued listing of our common stock on the NYSE Amex requires us to meet continued listing requirements set forth in the NYSE Amex’s Company Guide. These requirements include both quantitative and qualitative standards. While we have not received any notice of intent to delist our common stock, investors should be aware that if the NYSE Amex were to delist our common stock from quotation on its exchange, this would limit investors’ ability to make transactions in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2010, we issued an aggregate of 1,455,000 shares of our common stock to the holders of our Series A Preferred as dividends pursuant to the Certificate of Designations, Preferences and Rights of Series A Preferred. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

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

AMERICAN DEFENSE SYSTEMS, INC.

Date: August 23, 2010	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.