Form 10-Q
period 2010-09-30
AMERICAN DEFENSE SYSTEMS INC
filed 2010-11-17
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of November 15, 2010, 51,971,685 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

PART I
Item 1.    Condensed Consolidated Financial Statements
AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009 *

CURRENT ASSETS
Cash	$2,012,351	$-
Accounts receivable, net of allowance for doubtful accounts of $327,448 and $222,448 as of September 30, 2010 and December 31, 2009, respectively	2,059,895	2,288,666
Accounts receivable factoring	441,314	199,876
Tax receivable	333,258	108,741
Costs in excess of billings on uncompleted contracts, net	2,937,325	7,762,836
Prepaid expenses and other current assets	369,354	330,381
Deferred tax assets	-	521

TOTAL CURRENT ASSETS	8,153,497	10,691,021

Property and equipment, net	2,436,074	3,078,724
Deferred financing costs, net	636,636	1,547,551
Notes receivable, net	400,000	400,000
Intangible assets	634,450	606,000
Goodwill	812,500	660,000
Deposits	652,137	407,137
Other assets	-	138,001

TOTAL ASSETS	$13,725,294	$17,528,434

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' DEFICIENCY	September 30, 2010 (Unaudited)	December 31, 2009 *

CURRENT LIABILITIES
Accounts payable	$4,834,541	$6,695,712
Cash overdraft	-	48,573
Accrued expenses	426,292	498,795
Warrant liability	9,915	35,413

TOTAL CURRENT LIABILITIES	5,270,748	7,278,493

LONG TERM LIABILITIES
Mandatory redeemable Series A convertible preferred stock (cumulative), 15,000 shares authorized issued and outstanding	13,966,268	12,429,832
Deferred rent	198,243	-
Deferred tax liability	-	521

TOTAL LIABILITIES	19,435,259	19,708,846

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 51,971,685 and 46,611,457 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	51,971	46,611
Additional paid-in capital	16,088,766	14,712,414
Accumulated deficit	(21,850,702)	(16,939,437)

TOTAL SHAREHOLDERS' DEFICIENCY	(5,709,965)	(2,180,412)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$13,725,294	$17,528,434

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

CONTRACT REVENUES EARNED	$8,725,874	$12,643,488	$35,610,715	$36,166,765

COST OF REVENUES EARNED (exclusive of depreciation shown separately below)	4,653,974	9,999,606	24,243,958	24,112,580

GROSS PROFIT	4,071,900	2,643,882	11,366,757	12,054,185

OPERATING EXPENSES
General and administrative expenses	1,357,833	1,939,163	4,729,578	5,143,716
General and administrative salaries	870,384	1,051,214	2,687,891	3,146,617
Sales and marketing	431,140	560,231	1,565,749	2,017,804
T2 expenses	206,511	154,766	629,838	392,438
Research and development	274,750	117,268	548,464	320,495
Settlement of litigation	-	-	-	63,441
Depreciation	290,868	278,264	870,120	797,676
Professional fees	99,463	471,098	1,369,660	1,563,876
TOTAL OPERATING EXPENSES	3,530,949	4,572,004	12,401,300	13,446,063

OPERATING INCOME (LOSS)	540,951	(1,928,122)	(1,034,543)	(1,391,878)

OTHER INCOME (EXPENSE)
Unrealized loss on adjustment of fair value Series A convertible preferred stock classified as a liability	(50,594)	(498,407)	(923,609)	(1,183,719)
Unrealized gain (loss) on warrant liability	15,923	10,674	25,498	(15,676)
Loss on deemed extinguishment of debt	-	-	-	(2,613,630)
Other income (expense)	-	(21,040)	-	(33,770)
Interest expense	(434,621)	(663,524)	(1,585,111)	(1,444,675)
Interest expense - mandatorily redeemable preferred stock dividends	(375,000)	(450,000)	(1,125,000)	(1,200,000)
Interest income	-	-	-	8,859
Finance charge	(91,930)	(41,025)	(268,793)	(41,025)
TOTAL OTHER INCOME (EXPENSE)	(936,222)	(1,663,322)	(3,877,015)	(6,523,636)

LOSS BEFORE INCOME TAXES	(395,271)	(3,591,444)	(4,911,558)	(7,915,514)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(395,271)	$(3,591,444)	$(4,911,558)	$(7,915,514)

Weighted Average Shares Outstanding (Basic and Diluted)	49,393,679	45,513,965	48,033,067	42,388,377

NET LOSS per Share - Basic and Diluted	$(0.01)	$(0.08)	$(0.10)	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(4,911,558)	$(7,915,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in costs in excess of billings reserve	70,000	-
Loss on deemed extinguishment of debt	-	2,613,630
Change in fair value associated with preferred stock and warrants liabilities	898,111	1,199,395
Stock based compensation expense	203,118	220,198
Amortization of deferred financing costs	910,915	592,010
Amortization of discount on Series A preferred stock	666,714	407,868
Depreciation and amortization	870,120	797,676
Bad debt expense	105,000	-
Deferred rent	198,243	-
Stock issued for payment of dividends on preferred stock	1,125,000	1,200,000

Changes in operating assets and liabilities:
Accounts receivable	123,771	(966,873)
Accounts receivable factoring	(241,438)	(256,888)
Tax receivable	(224,517)	-
Deposits and other assets	(135,449)	127,811
Cost in excess of billing on uncompleted contracts	4,755,511	(2,914,789)
Prepaid expenses and other current assets	(38,973)	93,499
Accounts payable and accrued expenses	(2,086,174)	6,358,429
Cash overdraft	(48,573)	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,239,821	1,556,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(227,470)	(340,536)
NET CASH USED IN INVESTING ACTIVITIES	(227,470)	(340,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit	-	(76,832)
Deferred offering costs	-	(222,000)
Deferred financing costs	-	(1,184,160)
NET CASH USED IN FINANCING ACTIVITIES	-	(1,482,992)

NET INCREASE (DECREASE) IN CASH	2,012,351	(267,076)

CASH AT BEGINNING OF YEAR	-	374,457
CASH AT THE END OF PERIOD	$2,012,351	$107,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$33,770
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Modification of the terms of the Series A preferred stock	$53,887	$-
Contingent payment for APSG acquisition	$152,500	$-
Stock issued in connection with investor warrants	$-	$2,550,000

Cumulative effect of a change in accounting principle on:
Warrants	$-	$165,777
Additional paid-in capital	$-	$(837,954)
Accumulated deficit	$-	$672,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2009 filed on April 15, 2010.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, AJP and APSG. All significant intercompany accounts and transactions have been eliminated in consolidation.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management Liquidity Plans

As of September 30, 2010, the Company had working capital of $2,882,749, an accumulated deficit of $21,850,702, shareholders’ deficiency of $5,709,965 and cash on hand of $2,012,351.  The Company had net losses of $395,271 and $4,911,558 for the three and nine months ended September 30, 2010, respectively. The Company has generated cash flows from operations for the nine months ended September 30, 2010 and 2009. The Company is continuing to implement cost cutting measures and is focusing all its efforts on securing new sources of revenue.  The Company believes that its current net accounts receivable and cost in excess of billing together with its expected cash flows from operations and its ability to sell accounts receivable under its factoring agreement, will be sufficient to meet its anticipated cash requirements for working capital at least through September 30, 2011. The Series A convertible preferred stock (the “Series A Preferred”) had a mandatory redemption date of December 31, 2010. On April 8, 2010, the Company entered into a waiver agreement with the holders of its Series A Preferred (the “Series A Holders”) which extended the maturity redemption date from December 31, 2010 to April 1, 2011.  On August 13, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity redemption date from April 1, 2011 to July 1, 2011. On November 12, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity date from July 1, 2011 to October 1, 2011.  The Company is currently seeking to raise capital or obtain access to capital sufficient to permit the Company to effect such redemption. If the Company is unable to timely raise capital or obtain access to a credit facility or other source of funds sufficient to fund such redemption, its cash flow could be adversely affected and its business significantly harmed. In addition, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), its state of incorporation, would prohibit the Company from satisfying such redemption if the Company lacks sufficient surplus, as such term is defined under the DGCL.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.  These reclassifications had no effect on previously reported income.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Significant estimates for all periods presented include cost in excess of billings, allowance for doubtful accounts, liabilities associated with the Series A Preferred and warrants, and valuation of deferred tax assets.

Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2010 through the date these financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements except as discussed below.

On October 15, 2010, the Company signed an amendment to its accounts receivable purchase agreement with Republic Capital Access (“RCA”) which extended the term during which it may offer and sell eligible accounts receivable to RCA from October 15, 2010 to October 15, 2011.

On November 12, 2010, the Company entered into a waiver agreement with the Series A Holders which further extended the maturity date for mandatory redemption of all outstanding Series A Preferred from July 1, 2011 to October 1, 2011.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue and Cost Recognition

The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met:
           (a) persuasive evidence of the arrangement exists,
           (b) delivery has occurred or services have been rendered,
           (c) the seller’s price to the buyer is fixed and determinable, and
           (d) collectibility is reasonably assured.

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of September 30, 2010 and December 31, 2009, there were no such provisions made.

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

For the three and nine months ended September 30, 2010, the Company derived 65% and 68%, respectively, of its revenues from various U.S. government entities. For the three and nine months ended September 30, 2009, the Company derived 60% and 75%, respectively, of its revenues from various U.S. government entities.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $327,448 and $222,448, respectively.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	September 30
In Thousands	2010	2009

Warrants to purchase Common Stock	675,001	1,448,681

Options to purchase Common Stock	2,505,000	2,195,000

Series A Convertible Preferred Stock	30,000,000	7,500,000

Total potential Common Stock	33,180,001	11,143,681

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets or liabilities categorized as Level 1 or Level 2 as of September 30, 2010.

The following summarizes the Company’s assets and liabilities measured at fair value as of September 30, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities
Series A Preferred (1)	$13,966,268	$-	$-	$13,966,268
2005 Warrants (1)	-	-	-	-
2006 Warrants (1)	-	-	-	-
Placement Agent Warrants (1)	9,915	-	-	9,915

Total Liabilities	$13,976,183	$-	$-	$13,976,183

(1)	Methods and significant inputs and assumptions are discussed in Note 5 below.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Total
Balance – January 1, 2010	$12,429,832	$4,372	$1,494	$29,547	$12,465,245

Amortization of debt discount	666,714	-	-	-	666,714
Change in fair value	923,609	(4,372)	(1,494)	(19,632)	898,111
Modification of terms	(53,887)	-	-	-	(53,887)

Balance – September 30, 2010	$13,966,268	$-	$-	$9,915	$13,976,183

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the condensed consolidated statement of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, under ASC Topic 810, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that began after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Revenue that is contingent upon achievement of a milestone can be recognized in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard was effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this standard did not have any impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financial Receivables and the Allowance for Credit Losses, which amends ASC Topic 310 by requiring additional disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses on a disaggregated basis. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The guidance is effective for the first reporting period ending on or after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Costs in excess of billing on uncompleted contracts were $2,937,325 and $7,762,836 as of September 30, 2010 and December 31, 2009, respectively.

Backlog
The estimated gross revenue on work to be performed on backlog was approximately $31,000,000 as of September 30, 2010.

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At September 30, 2010 and December 31, 2009, the Company had accounts receivable of $2,059,895 and $2,288,666, respectively and an allowance for doubtful accounts of $327,448 and $222,448, respectively.  The Company recorded bad debt expense of $15,000 and $105,000 for the three and nine months ended September 30, 2010, respectively. No bad debt expense was recorded for the three or nine months ended September 30, 2009.

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

On February 29, 2008, Roy Elfers, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. Discovery has been completed in this action.  On or about August 12, 2010, the Company filed a motion for summary judgment to dismiss the complaint, and the motion is now fully submitted.  No trial date has been set.  The Company believes that meritorious defenses to the claims exist and the Company intends to vigorously defend this action.  The Company’s attorneys have advised that it is too early to determine an outcome at this time.

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, the Company filed a response to the charges. On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack’s breach of contract claims and stock conversion claim. On or about October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud and rescission. The parties have completed discovery and depositions. On or about June 15, 2010, both parties submitted motions for summary judgment and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim. The Court also narrowed the issues as to the breach of contract claim.  On September 13, 2010, the Company filed an appeal of the Court’s decision. The judge has set a trial date for the breach of contract claims and the stock valuation for February 7, 2011. The Company believes that meritorious defenses to the claims exist and the Company intends to vigorously defend this action.  The Company’s attorneys have advised that it is too early to determine an outcome at this time.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	SHAREHOLDERS’ DEFICIENCY

The following table summarizes the changes in shareholders' deficiency for the nine months ended September 30, 2010:

Balance - January 1, 2010	$(2,180,412)

Stock based compensation	203,118

Shares issued for payment of dividends recorded as interest expense	1,125,000

Modification of Series A convertible preferred stock	53,887

Net loss	(4,911,558)

Balance - September 30, 2010	$(5,709,965)

Warrants

The following is a summary of stock warrants outstanding at September 30, 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives (in years)
Balance – January 1, 2010	1,448,681	$1.47	1.75
Granted	-	n/a	-
Exercised	-	n/a	-
Cancelled, Forfeited or expired	(773,680)	1.00	-
Balance – September 30, 2010	675,001	$2.00	2.44

Exercisable – September 30, 2010	675,001

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award.  The Company also recognizes the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows.  As a result, the Company’s net loss before taxes for the nine months ended September 30, 2010 and 2009 included $203,118 and $220,198 of stock based compensation, respectively, and $42,807 and $25,853, respectively, for the three months ended September 30, 2010 and 2009.    The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations.  The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options outstanding at September 30, 2010:
	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In years)

Outstanding, January 1, 2010	2,230,000	$1.81	-	4.39
Granted	275,000	0.31	-	6.65
Exercised	-	n/a	n/a	n/a
Cancelled/forfeited	-	n/a	n/a	n/a
Outstanding, September 30, 2010	2,505,000	$1.65	-	4.64

Exercisable, September 30, 2010	937,000	$1.81		4.33

As of September 30, 2010, there was a total of $374,141 of unrecognized compensation arrangements granted under the Company’s 2007 Incentive Compensation Plan (the “2007 Plan”). The cost is expected to be recognized through 2014.

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

On July 31, 2010, the Company issued an option to purchase 175,000 shares of its common stock to a consultant as compensation under the 2007 Plan. The exercise price for the option is $0.26 per share and vests at the rate of 20% per year with the first 20% vesting upon the first anniversary of the grant date.

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free rate	2.94% - 3.12%
Expected volatility	95.21% - 98.76%
Forfeiture rate	0%
Expected life	7 Years
Expected dividends	0%

Based on the assumptions noted above, the fair market value of the options issued during the nine months ended September 30, 2010 was $87,655.

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

On August 24, 2010, the Company issued 75,000 shares of common stock to a consultant as compensation for services rendered under the 2007 Plan.  The fair value on the date of grant was $16,500 based on the stock price on the date of issuance.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 2010, the Company issued 19,231 shares of common stock to a consultant as compensation for services rendered under the 2007 Plan.  The fair value on the date of grant was $3,654 based on the stock price on the date of issuance.

All of these awards were fully vested on the date of grant. The Company recorded stock based compensation of approximately $20,154 and $116,201 for the three and nine months ended September 30, 2010, respectively, related to these awards.

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

On September 30, 2010, the Company issued 2,520,000 shares of its common stock to the Series A Holders as settlement of $375,000 of dividends pursuant to the terms of such Series A Preferred. The Company recorded this payment of dividends as interest expense for the three months ended September 30, 2010.

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

The 2005 Warrants expired on June 30, 2010 pursuant to their terms and there are no outstanding 2005 Warrants.

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

The 2006 Warrants expired on June 30, 2010 pursuant to their terms and there are no outstanding 2006 Warrants.

Series A Preferred and Investor Warrants and Placement Agent Warrants

The Company entered into a Securities Purchase Agreement (“Purchase Agreement”) on March 7, 2008 to sell shares of its Series A Preferred and warrants to purchase shares of its common stock (“Investor Warrants”), and to conditionally sell shares of the Company’s common stock, to the Series A Holders. The Series A Holders purchased an aggregate of 15,000 shares of Series A Preferred and Investor Warrants to purchase up to 3,750,000 shares of common stock, and to conditionally purchase 100,000 shares of common stock. The aggregate purchase price for the Series A Preferred and Investor Warrants was $15,000,000 and the aggregate purchase price for the common stock was $500,000.  The Company completed the sale of the Series A Preferred and Investor Warrants in two rounds, on March 7, 2008 and April 4, 2008, and the Company and the Series A Holders determined not to complete the conditional sale of the 100,000 shares of common stock. The Series A Holders are entitled to receive cumulative dividends, due at each subsequent calendar quarter-end until maturity, at a rate of 9% if settled via cash or at a rate of 10% if settled via shares (at the option of the Company) of the Company’s common stock. The dividends rate is subject to increase in the event of a “Triggering Event” under the Certificate of Designations, Preferences and Rights of the Series A Preferred (the “Certificate of Designations”) and in the event of an “Equity Condition Failure” under the Certificate of Designations, settlement via shares would not be allowed for the remaining dividend payments.

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

Pursuant to the terms of the Series A Preferred, the Company was required to redeem, in cash, any outstanding shares of the Series A Preferred on December 31, 2010.  On April 8, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity date for the mandatory redemption of all outstanding Series A Preferred from December 31, 2010 to April 1, 2011. On August 13, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity redemption date from April 1, 2011 to July 1, 2011.  On November 12, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity redemption date from July 1, 2011 to October 1, 2011.

Settlement Agreement

In connection with a Notice of Triggering Event Redemption received by the Company on April 14, 2009, the Company entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders on May 22, 2009 (the “Settlement Agreement”) pursuant to which, among other things, (i) the Series A Holders waived any breach by the Company of certain financial covenants or its obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009 and waived any Equity Conditions Failure and any Triggering Event otherwise arising from such breaches,  (ii) the Investor Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share, (iii) the Company issued the Series A Holders an aggregate of 2,000,000 shares of the Company’s common stock (the “Settlement Shares ”), in full satisfaction of the Company’s obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) the Company agreed to redeem $7,500,000 in stated value of the Series A Preferred by December 31, 2009 (the “December 2009 Redemption”).  The Company agreed that, if it fails to so redeem $7,500,000 in stated value of the Series A Preferred by that date (a “Redemption Failure”), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by the Company will increase by an amount equal to 10% of the stated value, (ii) the Company will use its best efforts to obtain stockholder approval to reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred is convertible), and (iii) the Company will expand the size of its board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use its best efforts to amend the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board.

Pursuant to the terms of the Settlement Agreement, the Company entered into a Registration Rights Agreement with the Series A Holders pursuant to which, among other things, the Company agreed to file with the Securities and Exchange Commission (“SEC”), by June 1, 2009, a registration statement covering the resale of the Settlement Shares, and to use its best efforts to have such registration statement declared effective as soon as practicable thereafter.  The Company further agreed with the Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the Investor Warrants in May and June 2009.  A registration statement was filed, and subsequently declared effective on August 10, 2009.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not meet the December 2009 Redemption and has increased the size of its board of directors by two and held a special meeting of shareholders on April 8, 2010.  At this special meeting, the shareholders approved the amendments to the Company’s certificate of incorporation to (i) reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 and (ii) grant the Series A holders the right, voting as a separate class, to elect two persons to serve on the Company’s board of directors.  On April 8, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity date for the mandatory redemption of all outstanding Series A Preferred from December 31, 2010 to April 1, 2011. On August 13, 2010, the Company entered into a waiver agreement with the Series A Holders which further extended the maturity date for mandatory redemption of all outstanding Series A Preferred from April 1, 2011 to July 1, 2011. On November 12, 2010, the Company entered into a waiver agreement with the Series A Holders which further extended the maturity date for mandatory redemption of all outstanding Series A Preferred from July 1, 2011 to October 1, 2011.

Investor Warrants

In connection with the sale of the Series A Preferred, Investor Warrants to purchase up to 3,750,000 shares of common stock at $2.40 per share were issued with an expiration date of April 11, 2011. The holders of the Investor Warrants may require the Company to repurchase their warrants upon the occurrence of certain defined events in the Investor Warrant agreement.  As such the Company recorded the Investor Warrants as a derivative at fair value at issuance and subsequent reporting periods in accordance with ASC 815 “Derivatives and Hedging”. Changes in the fair value from period to period are reported in the statement of operations.  In accordance with the Settlement Agreement entered into on May 22, 2009, the Investor Warrants were amended to reduce the exercise price from $2.40 to $0.01.  The Investor Warrants were fully exercised on May 27, 2009, June 1, 2009, and June 8, 2009.

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

Accounting for the Series A Preferred and Warrant Liabilities

2005 Warrants, 2006 Warrants, and Placement Agent Warrants

Upon issuance, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants met the requirements for equity classification set forth in Emerging Issues Task Force (“EITF”) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and Statement of Financial Accounting Standards (“SFAS”) No. 133, as codified in ASC 815. However, effective January 1, 2009, the Company was required to analyze its then outstanding financial instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on the Company’s analysis, its 2005 Warrants, 2006 Warrants, and Placement Agent Warrants, include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to the Company’s common stock. As a result, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants are accounted for as “derivatives” under ASC 815 and recorded as liabilities at fair value as of January 1, 2009 with changes in subsequent period fair value recorded in the statement of operations.

Series A Preferred

The Series A Preferred is mandatorily redeemable on October 1, 2011 and convertible into shares of common stock at a rate of 2,000 shares of common stock for each share of Series A Preferred. As a result the Company elected to record the hybrid instrument, preferred stock and conversion option together, at fair value. Subsequent reporting period changes in fair value are to be reported in the consolidated statement of operations.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2005 and 2006 Warrants

All 2005 and 2006 Warrants expired on June 30, 2010.

Placement Agent Warrants

A Black-Scholes-Merton option-pricing model was utilized to estimate the fair value of the Placement Agent Warrants as of September 30, 2010. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Input	September 30, 2010
Quoted Stock Price	$0.16
Exercise Price	$2.00
Expected Life (in years)	2.44
Stock Volatility	98.16%
Risk-Free Rate	0.64%
Dividend Rate	0%

Series A Preferred

A binomial lattice model was utilized to estimate the fair value of the Series A Preferred as of September 30, 2010. The binomial model considers the key features of the Series A Preferred, as noted above, and is subject to the significant assumptions discussed below. First, a discrete simulation of the Company’s stock price was conducted at each node and throughout the expected life of the instrument. Second, an analysis of the higher position of a conversion position, redemption position, or holding position (i.e. fair value of the respective future nodes value discounted using the applicable discount rate) was conducted relative to each node until a final fair value of the instrument is conducted at the node representing the measurement date. This model requires the following key inputs with respect to the Company and/or instrument:

Input	September 30, 2010
Risk-Free Rate	0.27%
Expected Volatility	85.02%
Expected Remaining Term until Maturity (in years)	0.75
Expected Dividends	0.00%
Strike Price	$0.50
Quoted Stock Price	$0.16
Effective Discount Rate	24.00%

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 2, 2009, the Company entered into an agreement with the prior owners of TAG to sell certain assets and liabilities previously acquired from TAG back to TAG.  TAG was accounted for as a discontinued operation under Generally Accepted Accounting Principles (“GAAP”), which requires the income statement information be reformatted to separate the divested business from the Company’s continuing operations.

There were no discontinued operations related to TAG for the three or nine month period ended September 30, 2010 and 2009.

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

The Company and the original owners of TAG are currently in the process of finalizing a re-negotiation of the contract with a new payment schedule starting in 2011. The Company recorded a reserve on the note receivable of $575,000 as of September 30, 2010 and December 31, 2009 of which $175,000 was included in current assets and $400,000 is in long term assets. In addition, the Company recorded a $575,000 loss from disposal of discontinued division for the year ended December 31, 2009. The Company has included the entire amount as notes receivable on its balance sheet, of which $400,000 is included within long term assets.

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

Overview

           We are a defense and security products company engaged in three business areas: customized transparent and opaque armor solutions for construction equipment, and tactical and non-tactical transport vehicles used by the military; architectural hardening and perimeter defense, such as bullet and blast resistant transparent armor, walls and doors, as well as vehicle anti-ram barriers such as bollards, steel gates and steel wedges that deploy out of the ground; and tactical training products and services consisting of our live-fire interactive T2 Tactical Training System (or T2) and our American Institute for Defense and Tactical Studies.

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

We are pursuing each of these growth strategies simultaneously, and believe one or more of them will result in additional revenue opportunities within the next 12 months.

Sources of Revenues

We derive our revenues by fulfilling orders under master contracts awarded by branches of the United States military, law enforcement and corrections agencies, private companies involved in the defense market and other customer purchase orders. Under these contracts and purchase orders, we provide customized transparent and opaque armor products for transport and construction vehicles used by the military, group protection kits and spare parts. We also derive revenues from sales of our architectural hardening and perimeter defense products, which we sometimes refer to as physical security products. To date, we have generated nominal revenues from our T2 and other training solutions and we are evaluating the continued offering of such training products and services and expect to continue that process over the next several months.

Our contract backlog as of September 30, 2010 was $31 million. We estimate that $7 million of contract backlog as of September 30, 2010 will be filled during the remainder of 2010. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEMs and strategic partners.  Notwithstanding the anticipated significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

We continue to aggressively bid on projects and are in preliminary talks with a number of international firms to pursue long-term government and commercial contracts, including with respect to Homeland Security. While no assurances can be given that we will obtain a sufficient number of contracts or that any contracts we do obtain will be of significant value or duration, we are confident that we will continue to have the opportunity to bid on and win contracts.

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

General and Administrative.     General and administrative expenses consist of rent, utilities, and other corporate expenses. We expect that during the remainder of 2010, general and administrative expenses will continue to decrease as compared to 2009 due to a cost cutting initiative implemented at the end of 2009 and in January 2010. For the nine months ended September 30, 2010, we have decreased general and administrative expenses by approximately 8% compared to the same period in 2009.

General and Administrative Salaries.  General and administrative salaries expenses consist of compensation and related expenses for executive, finance, accounting, administrative, IT, and design and engineering personnel. We expect that during the remainder of 2010, general and administrative salaries expenses will continue to decrease as compared to 2009 due to a cost cutting initiative, which includes a reduction in labor costs, implemented at the end of 2009 and in January 2010. For the nine months ended September 30, 2010, we have decreased general and administrative salaries expenses by approximately 13% compared to the same period in 2009.

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

Revenue and Cost Recognition.     We recognize revenue in accordance with the provisions of Accounting Standards Codification (ASC) 605, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Under this provision, revenue is recognized upon delivery and acceptance of the order.

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of September 30, 2010 and December 31, 2009, there were no such provisions made.

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

We account for stock based compensation in accordance with ASC 718 “Compensation–Stock Compensation”.  In accordance with ASC 718, we use the Black-Scholes option pricing model to measure the fair value of our option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, as codified in ASC 718-10-599, which provides supplemental implementation guidance for ASC 718.

Because we have only recently become a public entity, we have a limited trading history.  The expected term of an award is based on the “simplified” method allowed by ASC 718-10-599, whereby the expected term is equal to the period of time between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury zero coupon issues with maturities consistent with the estimated expected term of the awards. We have not paid and do not anticipate paying a dividend on our common stock in the foreseeable future and accordingly, use an expected dividend yield of zero. Changes in these assumptions can affect the estimated fair value of options granted and the related compensation expense which may significantly impact our results of operations in future periods.

Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

We recognized $203,118 and $220,198 in stock compensation expense for the nine months ended September 30, 2010 and 2009, respectively, and $42,807 and $25,853 for the three months ended September 30, 2010 and 2009, respectively.

Fair Value Measurements.   We have adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

Series A Convertible Preferred Stock.   The Series A Convertible Preferred Stock (or Series A Preferred) is redeemable on October 1, 2011 (as extended from December 31, 2010 to April 1, 2011 pursuant to a waiver agreement with the Series A Holders dated April 8, 2010, further extended  from April 1, 2011 to July 1, 2011 pursuant to a waiver agreement with the Series A Holders dated August 13, 2010 and further extended from July 1, 2011 to October 1, 2011 pursuant to a waiver agreement with the Series A Holders dated  November 12, 2010) and convertible into shares of common stock at a rate of 2,000 shares of common stock for each share of Series A Preferred subject to adjustment should we issue future common stock at a lesser price. As a result we elected to record the hybrid instrument, preferred stock and conversion option together, at fair value.  Subsequent reporting period changes in fair value are to be reported in the statement of operations.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants (or Investor Warrants), net of direct costs including the fair value of warrants issued to a placement agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance as they must be measured initially at fair value. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9.8 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3.6 million.  The fair value of the Series A Preferred was adjusted as of September 30, 2010, resulting in a loss of $50,594 and $923,609 for the three and nine months then ended, respectively. As of September 30, 2010, the adjusted fair value of the Series A Preferred is $13,966,268.

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

On May 22, 2009, we entered into a Settlement Agreement, Waiver and Amendment (or Settlement Agreement) with the holders of the Series A Preferred (or Series A Holders) pursuant to which, among other things, the Investor Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share.  The warrants were exercised in full during May and June 2009 and the Investor Warrant liability was accordingly reclassified to Additional Paid-In Capital.

For additional information, see “Liquidity and Capital Resources - Series A Convertible Preferred Stock” below.

Placement Agent Warrants

The warrants issued to the placement agent with respect to the sale of the Series A Preferred and Investor Warrants (or Placement Agent Warrants) were accounted for as a transaction cost associated with the issuance of the Series A Preferred. The Placement Agent Warrants are recorded at fair value at the date of issuance. Under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as codified in ASC 815, we satisfy the criteria for classification of the Placement Agent Warrants as equity on the date of issuance. We have recorded the corresponding amount recorded as a deferred financing cost since the Series A Preferred and Investor Warrants are classified as liabilities and are amortized as additional financing costs over the term of the Series A Preferred using the interest method. At the date of each issuance, we recorded $1.0 million and $0.4 million in deferred financing costs. Effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the Placement Agent Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, we accounted for these warrants as a “derivative” under  ASC 815 and recorded as liabilities at fair value on January 1, 2009 of $91,743. The fair value of these warrants is $9,915 as of September 30, 2010.  A gain of $15,923 and $19,632 was recorded on the change in fair value in the statement of operations for the three and nine months ended September 30, 2010, respectively.

2005 Warrants and 2006 Warrants

Upon issuance, warrants issued in connection with the closing of the Company’s private placement offering in 2005 and 2006 (or the 2005 Warrants and 2006 Warrants) met the requirements for equity classification set forth in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and SFAS No. 133 as codified in ASC 815. However, effective January 1, 2009, we were required to analyze these instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on our analysis, the 2005 Warrants and 2006 Warrants include price protection provisions whereby the exercise price could be adjusted upon certain financing transaction at a lower price per share and could no longer be viewed as indexed to our common stock. As a result, the 2005 Warrants and 2006 Warrants were accounted for as “derivatives” under ASC and recorded as liabilities at fair value on January 1, 2009 of $74,032. The fair value of these warrants was $0 as of September 30, 2010. A gain of $0 and $5,866 was recorded on the change in fair value in the statement of operations for the three and nine months ended September 30, 2010, respectively. The 2005 Warrants and the 2006 Warrants expired on June 30, 2010 without being exercised.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenues.   Revenues for the three months ended September 30, 2010 were $8.7 million, a decrease of $3.9 million, or 31.0%, as compared to revenues of $12.6 million in the comparable period in 2009.  This decrease was due primarily to a slow-down in government orders.  For the three months ended September 30, 2010 and 2009, the revenues for our physical security product business were $1.2 million.

Cost of Revenues.  Cost of revenues for the three months ended September 30, 2010 was $4.7 million, a decrease of $5.3 million, or 53.0%, over cost of revenues of $10.0 million in the comparable period in 2009.  This decrease resulted primarily from contract billings of $3.3 million that were under audit by the government as of June 30, 2010 and were recognized as revenue upon approval during the quarter ended September 30, 2010. The total contract was for $6.2 million of which $2.9 million of revenue and related cost of sales was recorded during the quarter ended June 30, 2010.

Gross Profit.   Gross profits for the three months ended September 30, 2010 and 2009 were $4.1 million and $2.6 million, respectively. Gross profit margin was 46.7% and 20.9% for three months ended September 30, 2010 and 2009, respectively.  The increase in gross profit margin resulted primarily from contract billings of $3.3 million that were under audit by the government as of June 30, 2010 and were recognized as revenue upon approval during the quarter ended September 30, 2010. The total contract was for $6.2 million of which $2.9 million of revenue and related cost of sales was recorded during the quarter ended June 30, 2010.

Sales and Marketing Expenses.   Sales and marketing expenses for the three months ended September 30, 2010 and 2009 were $431,140 and $560,231, respectively, representing a decrease of $129,091, or 23.0%.  The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing, and the cost cutting initiative we implemented at the end of 2009 and in January 2010.

 T2 Expenses.   T2 expenses for the three months ended September 30, 2010 and 2009 were $206,511 and $154,766, respectively, representing an increase of $51,745, or 33.4%.  The increase was due primarily to an increase in T2 salary expense resulting from the increase in the number of T2 employees.

Research and Development Expenses.   Research and development expenses for the three months ended September 30, 2010 and 2009 were $274,750 and $117,268, respectively.  The increase of $157,482 or 134.3% from 2009 to 2010 was primarily the result of additional testing of our Crew Protection Kits (CPKs), improvements of existing products, continued work on our products in development, and expenses related to earmarks to be billed to the government.

General and Administrative Expenses.   General and administrative expenses for the three months ended September 30, 2010 and 2009 were $1.4 million and $1.9 million, respectively. The decrease of $0.5 million or 26.3% was due primarily to the cost cutting initiative we implemented at the end of 2009 and in January 2010.

General and Administrative Salaries Expense.   General and administrative salaries expenses for the three months ended September 30, 2010 and 2009 were $870,384 and $1,051,214, respectively. The decrease of $180,830 or 17.2% was due primarily to the cost cutting initiative we implemented at the end of 2009 and in January 2010.

Depreciation Expense.   Depreciation expense was $290,868 and $278,264 for the three months ended September 30, 2010 and 2009, respectively, an increase of $12,604, or 4.5%.

Professional Fees.   Professional fees for the three months ended September 30, 2010 and 2009 were $99,463 and $471,098, respectively. The decrease of $371,635 or 78.9% was due primarily to a shift from the reliance on outside legal counsel to in-house legal counsel.

Other (Income) and Expense.   Our Series A Preferred is recorded at fair value with changes in fair value recorded in the statement of operations. Changes in the price of our common stock as well as other valuation assumptions affect the fair value. We experienced a loss on adjustment of fair value with respect to our Series A Preferred of $50,594 and $498,407 for the three months ended September 30, 2010 and 2009, respectively.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $432,994 and $588,765 for the three months ended September 30, 2010 and 2009, respectively.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenues.   Revenues for the nine months ended September 30, 2010 were $35.6 million, a decrease of $0.6 million, or 1.7%, over revenues of $36.2 million in the comparable period in 2009.  Revenues were relatively flat despite a slow-down in government defense spending. For the nine months ended September 30, 2010 the revenues for our physical security product business were $8.3 million, an increase of $5.0 million or 151.5% over revenues of $3.3 million for the nine months ended September 30, 2009.

Cost of Revenues.  Cost of revenues for the nine months ended September 30, 2010 was $24.2 million, a decrease of $0.1 million, or 0.4%, over cost of revenues of $24.1 million in the comparable period in 2009.

Gross Profit.   Gross profits for the nine months ended September 30, 2010 and 2009 were approximately $11.4 million and $12.1 million, respectively.  Gross profit margin was 31.9% and 33.3% for the nine months ended September 30, 2010 and 2009.

Sales and Marketing Expenses.   Sales and marketing expenses for the nine months ended September 30, 2010 and 2009 were $1.6 million and $2.0 million, respectively, representing a decrease of $0.4 million, or 20.0%.  The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing, and the cost cutting initiative we implemented at the end of 2009 and in January 2010.

T2 Expenses.   T2 expenses for the nine months ended September 30, 2010 and 2009 were $629,838 and $392,438, respectively, representing an increase of $237,400, or 60.5%.  The increase was due primarily to an increase in T2 salary expense resulting from the increase in the number of T2 employees.

Research and Development Expenses.   Research and development expenses for the nine months ended September 30, 2010 and 2009 were $548,464 and $320,495, respectively.  The increase of $227,969 or 71.1% from 2009 to 2010 was primarily the result of additional testing of our CPKs, improvements of existing products, continued work on our products in development, and expenses related to earmarks to be billed to the government.

General and Administrative Expenses.   General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $4.7 million and $5.1 million, respectively.  The decrease of $0.4 million, or 7.8%, was due primarily to the cost cutting initiative we implemented at the end of 2009 and in January 2010.

General and Administrative Salaries Expense.   General and administrative salaries expenses for the nine months ended September 30, 2010 and 2009 were $2.7 million and $3.1 million, respectively. The decrease of $0.4 million or 12.9% was due primarily to the cost cutting initiative we implemented at the end of 2009 and in January 2010.

Depreciation Expense.   Depreciation expense was $870,120 and $797,676 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $72,444, or 9.1%.

Professional Fees.   Professional fees for the nine months ended September 30, 2010 and 2009 were $1.4 million and $1.6 million, respectively. The decrease of $0.2 million, or 12.5%, was due primarily to a shift from the reliance on outside legal counsel to in-house legal counsel.

Other (Income) and Expense.   Our Series A Preferred is recorded at fair value with changes in fair value recorded in the statement of operations. Changes in the price of our common stock as well as other valuation assumptions affect the fair values. We experienced a loss on adjustment of fair value with respect to our Series A Preferred of $0.9 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $1.6 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively. As a result of the modification of the terms of our Series A Preferred pursuant to the May 22, 2009 Settlement Agreement, we recorded a loss of $2.6 million on deemed extinguishment of debt for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The primary sources of our liquidity during the nine months ended September 30, 2010 have come from operations.  As of September 30, 2010, our principal sources of liquidity were net accounts receivable of $2.1 million and costs in excess of billings of $2.9 million.

We believe that our current net accounts receivable and costs in excess of billings together with our expected cash flows from operations and our ability to sell accounts receivable to Republic Capital Access (RCA) will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures at least through September 30, 2011. The Series A Preferred is redeemable on October 1, 2011, as extended from December 31, 2010 to April 1, 2011, pursuant to a waiver agreement with the Series A Holders dated April 8, 2010, further extended from April 1, 2011 to July 1, 2011 pursuant to a waiver agreement with the Series A Holders dated August 13, 2010 and further extended from July 1, 2011 to October 1, 2011 pursuant to a waiver agreement with the Series A Holders dated November 12 , 2010). We are currently seeking to raise capital or obtain access to capital sufficient to permit us to effect such redemption. If we are unable to timely raise capital or obtain access to a credit facility or other source of funds sufficient to fund such redemption, our cash flow could be adversely affected and our business significantly harmed. In addition, restrictions imposed pursuant to the General Corporation Law of the State of Delaware (the “DGCL”), our state of incorporation, would prohibit us from satisfying such redemption if we lack sufficient surplus, as such term is defined under the DGCL.

Net Cash Provided By Operating Activities.  Net cash provided by operating activities was $2,239,821 for the nine months ended September 30, 2010 compared to $1,556,452 for the nine months ended September 30, 2009.  Net cash provided by operating activities during the nine months ended September 30, 2010 consisted primarily of changes in our operating assets and liabilities of $2,104,158, including changes in accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses.  The decreases in accounts receivable and costs in excess of billing of $123,771 and $4,755,511, respectively, reflect a decrease in receivables from increased collections and a decrease in costs incurred on projects in process as of September 30, 2010.  Net cash provided by operating activities during the nine months ended September 30, 2009 consisted primarily of changes in our operating assets and liabilities including accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses.  The increases in accounts receivable and costs in excess of billing of $966,873 and $2,914,789, respectively, reflect the increases in projects in process as of September 30, 2009.

As of December 31, 2009, we had a net operating loss carry forward of $9.3 million available to reduce future taxable income.  The taxable income generated in future periods will be offset by net operating loss carry forward and result in no current tax liability.  We have a full valuation allowance against our deferred tax assets as our management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years.  We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Net Cash Used In Investing Activities.   Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $227,470 and $340,536, respectively, and consisted of purchases of general and computer equipment, and leasehold improvements.

Net Cash Used In Financing Activities.   Net cash used in financing activities for the nine months ended September 30, 2010 and 2009 was $0 and $1,482,992, respectively. Net cash used in financing activities during 2009 consisted of repayments of  line of credit, deferred offering costs and deferred financing costs.

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

           The initial term of the purchase agreement was to end on December 31, 2009 with annual renewals, unless earlier terminated by either of the parties. Pursuant to the October 2009 amendment, the term during which we may offer and sell eligible accounts receivable to RCA was extended from December 31, 2009 to October 15, 2010, and the discount factor rate was reduced from 0.524% to 0.4075%. Pursuant to an October 2010 amendment, the term during which we may offer and sell eligible accounts receivable to RCA was further extended from October 15, 2010 to October 15, 2011. As of September 30, 2010, RCA holds $4.4 million of accounts receivable for which RCA has not received payment from our customers.

 Series A Convertible Preferred Stock

           In March and April 2008, we sold shares of our Series A Preferred and Investor Warrants. We received aggregate gross proceeds of $15.0 million, before fees and expenses of the placement agent in the transaction and other expenses.

           In connection with our application to list our common stock on the NYSE Amex, we entered into a Consent and Agreement (or Consent Agreement) on May 23, 2008 with the Series A Holders whereby the Series A Holders agreed to limit the number of shares of common stock issuable upon conversion of, or as dividends on, the Series A Preferred and upon the exercise of the Investor Warrants without approval of our common stockholders (which stockholder approval was received on December 12, 2008). In return, among other things, we agreed for the fiscal year ending December 31, 2008 (A) to achieve (i) revenues equal to or exceeding $50,000,000 and (ii) consolidated EBITDA equal to or exceeding $13,500,000, and (B) to publicly disclose and disseminate, and to certify to the Series A Holders, our operating results for such period, no later than February 15, 2009 (we collectively refer to these as the Financial Covenants). Under the Consent Agreement, the breach of the Financial Covenants were each deemed a ‘‘Triggering Event’’ under the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (or Certificate of Designations), which would give the Series A Holders the right to require us to redeem all or a portion of their Series A Preferred shares at a price per share calculated under the Certificate of Designations.

            We did not satisfy the terms of the Financial Covenants and in April 2009 we received a Notice of Triggering Event Redemption from the holder of 94% of our Series A Preferred. The notice demanded the full redemption of such holder’s Series A Preferred as a consequence of the Financial Covenants breach, and demanded payment of accrued dividends on the Series A Preferred and legal fees and expenses incurred in connection with negotiations concerning the breach of the Financial Covenants.

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

Also pursuant to the terms of the Settlement Agreement, on May 22, 2009 our Chief Executive Officer, President and Chairman, entered into an Irrevocable Proxy and Voting Agreement with the Series A Holders, pursuant to which he agreed, among other things, that if a Redemption Failure occurs he will vote all shares of voting stock owned by him in favor of (i) reducing the Conversion Price of the Series A Preferred from $2.00 to $0.50 and (ii) amending our certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board of directors (collectively referred to as the Company Actions). Our Chief Executive Officer also appointed one of the Series A Holders as his proxy to vote his shares of voting stock in favor of the Company Actions, and against approval of any opposing or competing proposal, at any stockholder meeting or written consent of our stockholders at which such matters are considered.

The Settlement Agreement provides that if as of December 1, 2009, we do not reasonably believe that we can fund the required redemption on or before December 31, 2009, we need to take actions required to obtain the stockholder approval for an amendment to our certificate of incorporation necessary for reducing the Conversion Price and granting the Series A Holders the right to elect two directors designated by such preferred stockholder (or Series A Directors), including, without limitation, (i) calling a meeting of our stockholders to consider such amendment; (ii) submitting to the SEC a preliminary proxy statement for such meeting of stockholders; and (iii) upon receipt of the requisite stockholder approval, filing the amendment to our certificate of incorporation.

We were unable to effect the redemption of the $7.5 million in stated value of the Series A Preferred by December 31, 2009 and we have accordingly increased the number of directors constituting our board of directors by two and held a special meeting of our stockholders on April 8, 2010. At this special meeting, the stockholders approved the amendments to our certificate of incorporation to reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 and provide for the ability of the Series A Holders to elect the Series A Directors. Additionally, we amended the certificate of incorporation as of April 9, 2010. Based on the reduction of the Conversion Price of the Series A Preferred, the number of our common stock into which the Series A Preferred is convertible into increased from 7.5 million to 30.0 million. Notwithstanding the Settlement Agreement and compliance with the remedies described above for the failure to redeem the $7.5 million in stated value of the Series A Preferred by December 31, 2009, the terms of the Series A Preferred provided that we are to redeem any such preferred stock outstanding on the Maturity Date, December 31, 2010, as such term is further defined in the Certificate of Designations (such redemption provision hereinafter referred to as the Mandatory Redemption Provision).

On April 8, 2010, we entered into a waiver agreement with the Series A Holders, pursuant to which the Series A Holders agreed to extend the Maturity Date from December 31, 2010 to April 1, 2011, on August 13, 2010, we entered into a waiver agreement with the Series A Holders which further extended the Maturity Date to July 1, 2011 and on November 12, 2010, we entered into a waiver agreement with the Series A Holders which further extended the Maturity Date to October 1, 2011  (the period from December 31, 2010 to October 1, 2011 is referred to as the Extension Period). Pursuant to the waiver agreements, during the Extension Period, (i) the Series A Holders agreed to waive any right to the redemption of the Series A Preferred under the Mandatory Redemption Provision until the last day of the Extension Period and (ii) our failure to comply with the Mandatory Redemption Provision prior to the last day of the Extension Period shall be deemed not to be a breach of such provision or the terms and conditions of, or applicable to, the Series A Preferred. We currently are seeking to raise capital or obtain access to capital sufficient to permit us to effect the mandatory redemption.

The terms of the Series A Preferred were amended to reduce its Conversion Price from $2.00 to $0.50 and extend the Maturity Date from December 31, 2010 to April 1, 2011, July 1, 2011 and October 1, 2011.  We evaluated these modifications in order to determine if the modifications were cause for the application of extinguishment accounting.  Extinguishment accounting is to be applied if there has been a substantial modification of debt instrument terms. The modifications would be considered substantial under the guidance of ASC 470-50-40-10, if:
     (1) The change in the present value of future cash flows is at least 10% or if;
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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (or Exchange Act) and are not required to provide the information required under this Item 3.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 because of the material weaknesses set forth below.

 The following is a summary of our material weaknesses as of September 30, 2010:

Financial Reporting

Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over the period-end financial close and reporting processes as of September 30, 2010. Due to the actual and potential effect on financial statement balances and disclosures, the resulting restatement of our prior year financial statements and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

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

General Computing Controls

We did not maintain adequate general computing control policies and procedures. The following individual material weaknesses were identified:

•
Inadequate system access controls.  System access controls over our accounting information system were not in place to appropriately prohibit or limit user access in areas including journal entries, invoice processing, and master-file maintenance.

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

As part of our ongoing remedial efforts, we have, among other things:

•	expanded our accounting policy and controls organization by creating and filling a new position with GAAP expertise around specific topics;

•	engaged external subject matter experts to:

º	advise on accounting for and disclosure of stock-based compensation related matters, including providing additional ASC 718 training and accounting assistance;

º	develop and implement formal remediation plans;

º	develop, implement and/or enhance accounting and finance-related policies and procedures, including end-user computing;

•	initiated a project to review our key financial systems security processes and responsibilities to appropriately design automated controls that adequately segregate job responsibilities;

•	communicated to all employees the importance of adhering to IT system access segregation and change request protocols, to prevent unauthorized changes and improper accesses from recurring;

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II

Item 1.    Legal Proceedings

On February 29, 2008, Roy Elfers, a former employee commenced an action against us for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County.  The Complaint seeks damages of approximately $87,000. Discovery has been completed in this action. On or about August 12, 2010, we filed a motion for summary judgment to dismiss the complaint, and the motion is now fully submitted. No trial date has been set. We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act.  Mr. Cusack seeks damages in excess of $3,000,000.  On April 2, 2008, we filed a response to the charges. On March 7, 2008, Mr. Cusack also commenced a second action against us for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County.  On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing).  The remaining claims are Mr. Cusack's breach of contract claims and stock conversion claim.  On or about October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud and rescission.  The parties have completed discovery and depositions.  On or about June 15, 2010, both parties submitted motions for summary judgment and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim. The Court also narrowed the issues as to the breach of contract claim.  On September 13, 2010, we filed an appeal of the Court’s decision. The judge has set a trial date for the breach of contract claims and the stock valuation for February 7, 2011. We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

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

Our revenues historically have been generated by a small number of contracts. During the three and nine months ended September 30, 2010, three contracts with U.S. Department of Defense organizations represented approximately 65% and 68%, respectively, of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of our significant contracts were canceled, or our customers reduce their orders under any of these contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

We are required to redeem any outstanding Series A Preferred, of which $15.0 million in stated value is outstanding, as of October 1, 2011. If we do not generate, raise or obtain access to funds sufficient to redeem our Series A Preferred or if we fail to redeem such Preferred Stock, our cash flow could be adversely affected and our business significantly harmed.

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

We currently have outstanding $15.0 million in stated value of our Series A Preferred. The terms of such stock provide that we are to redeem any such stock outstanding as of October 1, 2011.We are seeking to raise capital or obtain access to funds sufficient to timely redeem our Series A Preferred. If we are not successful and we do not timely redeem the Series A Preferred , our cash flow could be adversely affected and our business significantly harmed. For additional information, please refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Series A Convertible Preferred Stock.

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

Government contracts are usually awarded through a competitive bidding process that entails risks not present in the acquisition of commercial contracts and may result in our inability to win new contract awards, which would materially adversely affect our business prospects and results of operations.

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

A facility security clearance (FCL) is an administrative determination by the Defense Security Service (DSS), a U.S. Department of Defense component, that a particular contractor facility has the requisite level of security, procedures, and safeguards to handle classified information requirements for access to classified information. Our ability to obtain and maintain FCLs has a direct impact on our ability to compete for and perform U.S. government contracts, the performance of which requires access to classified information. Our inability to so obtain or maintain any FCL level could result in the termination, non-renewal or our inability to obtain certain U.S. government contracts, which would reduce our revenues and harm our business.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At September 30, 2010, our backlog was approximately $31 million; $7 million of which we estimate will be realized during the remainder of 2010. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

We depend upon a number of suppliers for components of our products. Two of these suppliers, Action Group, Inc. and Industrial Door Contractors, Inc., each accounted for more than 10% of our total purchases during the nine months ended September 30, 2010. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we would need to select new suppliers, and redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

We do not intend to pay dividends on our common stock and consequently your only opportunity to achieve a return on your investment is if the price of common stock appreciates.

We do not plan to declare dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Agreements governing future indebtedness will likely contain similar restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in the common stock of our company will be if the market price of our common stock appreciates and you sell your common stock at a profit.

In addition, under the Certificate of Designations for our Series A Preferred, an affirmative vote at a meeting duly called or the written consent without a meeting of the holders of such Series A Preferred representing at least a majority of the then outstanding shares of the Series A Preferred is required for us to pay dividends or any other distribution on our common stock.

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

As of November 15, 2010, we had outstanding stock options to purchase an aggregate of 2,505,000 shares of common stock under our 2007 Incentive Compensation Plan of which 937,000 were exercisable and warrants to purchase an aggregate of 675,001 shares of common stock. In addition, we have 1,864,003 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan and 30,000,000 shares reserved for issuance upon the conversion of our Series A Preferred.  Our outstanding warrants and Series A Preferred also contain provisions that increase, subject to limited exceptions, the number of shares of common stock that may be acquired upon the conversion or exercise of such securities in the event we issue (or are deemed to have issued) shares of our common stock at a per share price that is less than their then existing exercise price, in the case of the warrants, and Conversion Price, in the case of the Series A Preferred.  The exercise of the stock options and warrants would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for our common stock than we will receive under such options and warrants. The exercise, or potential exercise, of these options and warrants or conversion of our Series A Preferred could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

Future sales, or the availability for sale, of our common stock may cause our stock price to decline.

We have registered shares of our common stock that are subject to outstanding stock options, or reserved for issuance under our 2007 Incentive Compensation Plan, which shares can generally be freely sold in the public market upon issuance. Pursuant to a settlement with the holders of our Series A Preferred in May 2009, we also have registered the resale of up to 5,695,505 shares of our common stock  and expect to register additional shares of our common stock acquired by such preferred stockholders as dividends on the Series A Preferred.  Sales, or the availability for sale, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through offerings of our common stock.

The continued listing of our common stock on the NYSE Amex is subject to compliance with their continued listing requirements. While we have not received any notice of intent to delist our common stock, we have received notice that the price of our common stock would need to increase in order to be in compliance with NYSE Amex listing standards. If our common stock were to be delisted, the ability of investors in our common stock to make transactions in such stock would be limited.

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

In October 2010 we received a notice from the NYSE Amex advising us that the price of our common stock would need to increase in order to be in compliance with continued listing standards. The NYSE Amex requested that we either affect a reverse stock split or advise them of other pending or planned action to address our stock price within a reasonable amount of time. We have responded to the NYSE Amex with an action plan.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2010, we issued an aggregate of 2,520,000 shares of our common stock to the holders of our Series A Preferred as dividends pursuant to the Certificate of Designations, Preferences and Rights of Series A Preferred. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

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

AMERICAN DEFENSE SYSTEMS, INC.

Date: November 17, 2010	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.