Form 10-K
period 2010-12-31
AMERICAN DEFENSE SYSTEMS INC
filed 2011-04-15
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the common stock held by nonaffiliates of the registrant (47,902,454 shares) based on the $0.24 closing price of the registrant's common stock as reported on the NYSE Amex on June 30, 2010, was approximately $11,496,589. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 12, 2011, there were 54,341,685 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•	our ability to continue as a going concern;

•	our reliance on the U.S. government for a substantial amount of our sales and growth;

•	decreases in U.S. government defense spending;

•	our ability to enter into contracts with the U.S. Department of Defense;

•	our ability to comply with complex procurement laws and regulations;

•	competition and other risks associated with the U.S. government bidding process;

•	changes in the U.S. government's procurement practices;

•	our ability to obtain and maintain required security clearances;

•	our ability to realize the full amount of revenues reflected in our backlog;

•	our reliance on certain suppliers;

•	intense competition and other risks associated with the defense industry in general and the security-related defense sector in particular; and

•	other matters discussed in Item 1A. Risk Factors.

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

Company Overview

On March 22, 2011, the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in American Physical Security Group, LLC (“APSG”), the Company’s wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock. APSG was in the business of physical security products including forced entry blast resistant curtain walls, trans-barrier systems and vehicle anti-ram barriers. In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions contemplated by the Redemption Agreement and (ii) tendered to the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000.  Upon the closing of the transactions contemplated by the Redemption Agreement, APSG is no longer a subsidiary of our company.  In connection with the Redemption Agreement, the Company and the holders of our Series A Convertible Preferred Stock entered into that certain Membership Interest Option Agreement (the "Option Agreement") pursuant to the Company was granted an option (the “Option”) to repurchase APSG within six (6) months following the closing of the transactions contemplated by the Redemption Agreement at a cash purchase price equal to the sum of (i) $15,525,000, plus (ii) the amount of any net investment made in APSG concurrently with and following the closing of the Redemption Agreement and prior to the closing of the purchase of the APSG membership interests pursuant to exercise of the Option.

We are a defense and security products company engaged in three business areas: customized transparent and opaque armor solutions for construction equipment and tactical and non-tactical transport vehicles used by the military; architectural hardening and perimeter defense, such as bullet and blast resistant transparent armor, walls and doors; and tactical training products and services consisting of our live-fire interactive T2 Tactical Training System and our American Institute for Defense and Tactical Studies.

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

Our architectural hardening products, which we sometimes refer to as physical security products, are incorporated in new construction, but are more often deployed in existing structures and facilities ranging from secure commercial buildings to military bases and other facilities, which products were part of APSG.

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

Market Opportunity

The U.S. government uses Construction Equipment/Material Handling Equipment (“CE/MHE”) as part of the infrastructure rebuilding process in Iraq and Afghanistan. CE/MHE is used to demolish compromised or condemned properties; to level unstable structures and roadways for the health and safety of the adjacent civilian population and for the preparation of new structure foundations; to trench the ground for new sewer, water, gas and telecommunication lines; to grade, scrap and roll new roadways; and to load and unload materials and goods used to support civilian and military operations.

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

Our Growth Strategy

Our strategy to increase our revenue, grow our company and increase shareholder value involves the following key elements:

•	increase exposure to military platforms in the U.S. and internationally;

•	develop strategic alliances and form strategic partnerships with original equipment manufacturers (OEMs);

•	focus on an advanced research and development program to capitalize on increased demand for new armor materials.

Increase Exposure to Military Platforms in the U.S. and Internationally. We are a provider of armor solutions for tactical and non-tactical transport military vehicles and construction equipment for TACOM and the U.S. Marine Corps Systems Command. We are actively pursuing opportunities to provide additional armor solutions for military platforms, both in the U.S. and abroad. To execute upon this growth strategy, we are engaging strategic advisors who have held key military positions to advise us on product development and market segment focus, and enhancing our presence at industry trade shows and other business development contacts.  We recently have implemented a separate sales effort that seeks potential opportunities within the U.S. Air Force and the U.S. Navy.

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

Develop Strategic Alliances and Form Strategic Partnerships with OEMs. We are pursuing strategic alliances with defense contractors and leading manufacturers of tactical wheeled vehicles and construction and material handling equipment to increase our visibility and sales opportunities. In particular, we are seeking companies with complementary products and services. Partnering with such companies would allow us to bid on a greater number of contracts where we do not possess all of the products or services required, and participate in a wider variety of programs and projects. We have designed and developed armor solutions for equipment built by material handling and civil engineering equipment manufacturers such as John Deere, JCB and Catepillar. We are aggressively pursuing strategic partnership opportunities with OEMs to provide us with opportunities to include our armor solutions in armored vehicles they produce, as well as to serve as an alternate manufacturing entity for OEMs seeking to meet tight product delivery timeframes. In one such recent strategic partnership with an OEM, the arrangement permits us to utilize their fabrication equipment at their facility.

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

Lightweight Armor Systems.  At the request of TACOM and the U.S. Marine Corps, we have developed solutions to maintain the same ballistic protection but significantly reduce the weight of our current Crew Protection Kits (CPK) and third party crew protection kits on HMMWV’s. Testing was conducted for a wide range of solutions that would reduce the weight while maintaining or improving the protection level for both small arms and fragmentation.  The new system is a scalable solution that permits “normal” operation at a greatly reduced armor weight with an easily upgradeable add-on for high threat operations.

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

Testing includes ballistic and blast protection testing (both on the armor itself and the edges, seams and other related structures), determination of ease of use by soldiers (e.g., opening doors, rolling down windows, entrance or exit of vehicles) and automotive testing to evaluate the effect of the armor solution's weight and other characteristics on the vehicle's road handling, wear and tear on mechanical parts, stress points caused by the extra weight, and drive shafts and power trains. We generally only pursue contracts where we have a high degree of confidence that our existing product or planned application of our product solution will satisfy the customer's requirements.

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

We purchase most of the components and materials used in our products from various suppliers. The primary materials used in the manufacturing of our products are polycarbonate glass and steel. Of our suppliers, Action Group supplies approximately 21% of our overall supply needs. In particular, Action Group supplies our steel pieces and hardware. We believe, however, that alternative sources are readily available and are currently evaluating different suppliers to diversify supply sources. See Item 3. Legal Proceedings for a discussion of the lawsuit filed by Action Group against the Company.

We have implemented a quality assurance procedure for vendor management in order to obtain the highest quality materials with minimal lead times. In order for a critical production vendor to be utilized by us, they are screened for quality assurance, prior dealings with our company and our personnel, reputation in the industry, professional affiliations and quality of product. Additionally, in 2008, we initiated an effort to implement a Quality Management System (QMS) in compliance with the requirements for the International Organization for Standardization (ISO) 9001 certification. The ISO certification process has been placed on hold and will be resumed when it is feasible for the company to do so.

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

Sales and Marketing

Our sales and marketing effort focuses on developing new business opportunities as well as generating follow-on sales for our armor solutions, architectural hardening solutions and tactical training solutions. We currently employ 2 dedicated sales representatives who focus on these opportunities. Various members of our senior management also serve as effective sales representatives by contribution to the generation of military and corporate business due to their long-standing customer relationships and knowledge of our customers’ mission-critical requirements.

Our sales representatives are salaried employees and have the opportunity to earn commission-based compensation. Many of them also have a substantial military background in addition to extensive government contract sales experience. We believe these relationships give us a competitive advantage. Additionally, our program managers and service department employees assist us in earning repeat business. We believe these employees have knowledge of local requirements and practices, laws, and regulations to best address our clients’ needs. We continue to explore various domestic and international relationships to increase our sales and market penetration. Since 2008, we have continued to evaluate potential sales agents and manufacturer’s representatives whom we expect to provide us with immediate access into different geographic markets. We have a dedicated effort to pursue sales opportunities internationally. Currently, our team focuses on the Europe and Middle East markets. Our strategy in these international markets is to work with reputable sales agents and representatives in various geographic areas. The number of projects that we will bid on in 2011 will be consistent with the number we bid on in 2010.

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

Our on-going research and development includes evaluations of ceramic materials including alumina, silicon carbide, Sapphire, boron carbide and Spinel for use in future lightweight CPK's and personal protective equipment. We believe that these materials, among others, will be used in our continuing efforts to:

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

Our ballistic test range was put into operation in December 2009. The range has a universal receiver with capability to fire test rounds up to .50 cal, an automated firing system and chronographs to calibrate and measure test round velocities.  The test range allows us to rapidly test samples on site and avoid the time, cost and labor to use an outside testing facility. While our range is equipped to perform the testing in accordance with recognized test standards, we will continue to use independent laboratories for clarification to avoid appearances of conflict of interest.

As of December 31, 2010, we had 3 employees engaged in research and development. We continually work to enhance the survivability and reliability of our existing products and to develop and introduce innovative new products to satisfy the evolving needs of our customers domestically and internationally.

For the years ended December 31, 2010 and 2009, we spent approximately $745,000 or 1.9% of net sales and $740,000 or 1.6% of net sales, respectively, on research and development.

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

A limited number of contracts have generated a substantial majority of our historical and current revenue. During 2010, three contracts with the U.S Department of Defense organizations represented 67% of our revenue.  During 2009, four contracts with the U.S. Department of Defense organizations represented approximately 72% of our revenue. In addition, the Company derived 11% of its revenues from a private customer for the year ended December 31, 2010.

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

Backlog

Our backlog as of December 31, 2010, which consisted substantially of contracts with the U.S. government, was $16 million, and our backlog as of December 31, 2009 was $45 million. Of our $16 million of backlog as of December 31, 2010, we expect all of our backlog will be filled in 2011.

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

We have not historically tracked our "funded" backlog, which we define as amounts actually appropriated by a customer for payment of goods and services less actual revenue recorded as of the measurement date under that appropriation. Although we are aware of appropriations made with respect to our U.S. government contracts, our primary government customers have the ability to reallocate the funds within such appropriations among various projects and contracts included in a given appropriation. Subject to this reallocation possibility and the definition of "backlog" above, our funded backlog as of December 31, 2010 was $16 million.

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

Regulation

Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. Certain governmental agencies such as the Environmental Protection Agency (EPA), Occupational Safety and Health Administration (OSHA) and the Department of Labor (DoL) monitor our compliance with their regulations, require us to file periodic reports, inspect our facilities and products, and may impose substantial penalties for violations of the regulations.

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

Employees

As of April 12, 2011, we had approximately 41 full-time employees and 4 consultants. Of these total employees, 17 were in manufacturing, 8 were in engineering and research, 4 were in sales and marketing, and 16 was in general management, finance and administration. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Executive Officers

Our executive officers and their respective ages and positions as of April 12, 2011, are as follows:

Name	Age	Position

Anthony J. Piscitelli	63	Chairman of the Board, President and Chief Executive Officer

Gary Sidorsky	52	Chief Financial Officer and Treasurer

Kevin Healy	49	Acting Chief Operating Officer and General Counsel

Curtis M. Taufman	44	Senior Vice President, Engineering and Architecture

Fergal Foley	53	Chief Operating Officer

Charles R. Pegg	55	Vice President, Operations

Victor La Sala	64	Senior Vice President, Research & Development

Robert C. Aldrich	64	Chief Security Officer

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

Gary Sidorsky has served as a member of our board of directors from December 2007 through May 2010 and our Treasurer, and our Chief Financial Officer since December 2007 and December 2006, respectively, and from January to December 2006 served as our Controller.  Mr. Sidorsky has 26 years of accounting experience with both accounting firms and manufacturing companies. He served as Accounting Manager for Diam International, a leading global manufacturer of merchandising displays, from September 2003 to January 2006. Mr. Sidorsky received his Bachelor of Art degree from Quinnipiac University and MBA from Dowling College. He has also earned course certificates in Finance for Executives from the University of Chicago School of Business and Logistics from the Defense Systems Acquisition Management (DSAM).

Kevin J. Healy has served as our acting Chief Operating Officer since October 2010 and our General Counsel since January 2010.  From February 2008 to December 2009, he was a business and legal consultant for various private and not-for-profit companies engaged in certain manufacturing industries.  From June 2005 to January 2008, Mr. Healy served as General Counsel of Advanced BioPhotonics, Inc., a medical imaging technology developer whose common stock formerly traded on the OTC Bulletin Board until May 2008.  He also served as Secretary of Advanced BioPhotonics, Inc. from September 2005 to January 2008.  From November 2001 to January 2005, Mr. Healy served as Corporate Counsel of the General Semiconductor Division of Vishay Intertechnology, Inc. (NYSE: VSH), a discrete semiconductor and passive electronic components manufacturer.  From November 1997 to November 2001, he served as Assistant General Counsel of General Semiconductor, Inc., a manufacturer of the discrete segment of the semiconductor.  Mr. Healy received his Master of Business Administration from Dowling College School of Business, Juris Doctor from St. John’s University and Bachelor of Art degree from the State University of New York at Albany.  He is admitted to the New Jersey Bar, the District of Columbia Bar, and the United States District Court, District of New Jersey.

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

Fergal Foley has served as our Chief Operating Officer since October 2007.  Mr. Foley was a member of our board of directors and our Secretary from December 2007 through October 2010. He is also the Secretary of the American Institute for Defense and Tactical Studies, Inc., our wholly owned subsidiary, since its formation in 2008.  Mr. Foley retired from the New York Army National Guard in October 2006 and was promoted to Brigadier General on the State Retired List. His key military assignments included serving as Deputy Brigade Commander in New York City from 1999 to 2003. On September 11, 2001 through September 29, 2001, Mr. Foley served as the Chief of Staff and Acting Commander for the Joint Task Force ‘‘Operation World Trade Center.’’ In 2003, he was selected for Brigade Command in New York City. In October 2008, Mr. Foley was appointed by the Governor of New York as Commander of the New York State Defense Force. From May 1986 to February 1990, Mr. Foley worked in the private sector as the President of Dutchess County Transportation Services, and from April 1982 to May 1986 as a sales manager for an electronic component distribution company. He currently serves on the National Guard Association Homeland Security Task Force. Mr. Foley earned an Associates Degree in Business Management from Canton College (SUNY), a Bachelor of Science degree and Master of Public Administration degree from Marist College, and a Master of Science degree from the U.S. Army War College.

Charles R. Pegg has served as our Senior Vice President of Program Management since October 2005. From May 2005 to October 2005, Mr. Pegg served as Program Coordinator for Davis Defense Group, a defense contractor. Prior to that, from February 2003 to May 2005, he served as Program Coordinator for KC Trading, a defense contractor company. Mr. Pegg served twenty years in the United States Marine Corps, and retired in 1994 at the rank of Gunnery Sergeant. Mr. Pegg has attended various collegiate courses offered at Northern Virginia Community College and Pepperdine University. Mr. Pegg also completed a master certificate program in strategic organizational leadership from Villanova University.

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

Risks Relating to Our Company

We have a history of operating losses and anticipate future operating losses until such time as we can generate additional sales.

We have a history of operating losses and there is a substantial doubt about our ability to continue as a going concern. As of December 31, 2010, we had working capital deficit of $(14,067,221), an accumulated deficit of $26,321,796, shareholders’ deficiency of $9,760,747 and cash on hand of $428,160.  We had losses from continuing operations of $8,982,359 and $15,714,816 and net losses of $9,382,359 and $16,289,816 for the years ended December 31, 2010 and 2009, respectively.  We generated cash flows from operations of $780,754 and $1,244,497 for the years ended December 31, 2010 and 2009.  The Series A Convertible Preferred Stock had a mandatory redemption date of December 31, 2010 and we entered into a series of waiver agreements with the holders of the Series A Convertible Preferred Stock, which extended the maturity redemption date from December 31, 2010 to April 1, 2011, then to July 1, 2011, and then to October 1, 2011. On March 22, 2011, we entered into an agreement with the holders of the Series A Convertible Preferred Stock to redeem the Series A Convertible Preferred Stock.  In addition, we are currently seeking to raise capital or obtain access to capital sufficient to permit us to meet our future cash flow needs. We also continue to explore all sources of increasing revenue.  If we are unable to timely raise capital or increase revenue, our cash flow could be adversely affected and our business significantly harmed. These factors raise substantial doubt about our ability to continue as a going concern.

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

We entered into a redemption agreement with holders of our Series A Convertible Preferred Stock in which we transferred our interest in our subsidiary, American Physical Security Group, LLC.

On March 22, 2011, the Company entered into the Redemption Agreement with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in APSG, the Company’s wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock.  In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions contemplated by the Redemption Agreement and (ii) tendered to the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000.  Upon the closing of the transactions contemplated by the Redemption Agreement, APSG will no longer be a subsidiary of our company.  APSG accounted for $8.1 million, or 20.4% of our revenues in fiscal year 2010 and generated operating income of $74,735 compared to an operating loss of approximately $4.5 million in fiscal year 2010 for the company as a whole. The loss of revenues from APSG could materially adversely affect our business, results from operations and financial condition.

Our revenues historically have been concentrated in a small number of contracts obtained through the U.S. Department of Defense and the loss of, or reduction in estimated revenue under, any of these contracts, or the inability to contract further with the U.S. Department of Defense could significantly reduce our revenues and harm our business.

Our revenues historically have been generated by a small number of contracts. During 2010 three contracts with the U.S. Department of Defense organizations represented approximately 67% of our revenue. During 2009 four contracts with the U.S. Department of Defense organizations represented approximately 72% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of our significant contracts were canceled, or our customers reduce their orders under any of these contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

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

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2010, our backlog was approximately $16 million, all of which is estimated to be realized in 2011. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

We depend on our suppliers and one, in particular, provided us with approximately 21% of our supply needs during the year ended December 31, 2010. If we cannot obtain certain components for our products or we lose any of our key suppliers, we would have to develop alternative designs that could increase our costs or delay our operations.

We depend upon a number of suppliers for components of our products. Of these suppliers, Action Group supplied approximately 21% of our overall supply needs during the year ended December 31, 2010. In particular, Action Group supplied our steel pieces and hardware. See Item 3. Legal Proceedings for a discussion of the lawsuit filed by Action Group against us. We have identified other suppliers which to date have been able to meet our supply needs. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we would need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

We are defendants in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations and liquidity. See Item 3 “Legal Proceedings” below.

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

Risks Relating to Our Common Stock

We have identified a material weakness in our internal control over financial reporting for the period ended December 31, 2010. If we are unable to remediate the material weakness in our internal control over financial reporting, we may not be able to report accurately our financial results. This could have a material adverse effect on our share price.

Effective internal controls are necessary for us to provide accurate financial reports. We completed documenting and testing our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting.

As a result of management’s assessment of internal controls, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Due to a lack of adequate systems, processes, and resources we did not maintain effective controls over the period-end financial close and reporting processes as of December 31, 2010. Due to the actual and potential effect on financial statement balances and disclosures, and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

•
Inadequate documentation of review process. We did not maintain procedures for a formalized timely documented review process to ensure significant, complex, and non-routine transactions are recorded correctly in the financial statements.

•
Inadequate policies and procedures for inventory. We did not design, establish, and maintain effective documented financial accounting policies and procedures related to inventory counting, pricing and valuation.

For additional information, see Part II, Item 9A. Controls and Procedures.

We cannot assure you if or when we will be able to remedy these deficiencies, that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future or that our internal control over financial reporting will be adequate in all cases to uncover inaccurate or misleading financial information that could be reported by members of management. If our controls failed to identify any misreporting of financial information or our management or independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the trading price of our shares could drop significantly. In addition, we could be subject to sanctions or investigations by the stock exchange upon which our common stock may be listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Fluctuations in the price of our common stock could contribute to the loss of all or part of an investor's investment in our company.

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

These and other provisions contained in our amended and restated certificate of incorporation and bylaws could delay or discourage transactions involving an actual or potential change in control of us or our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of stockholders to remove our current management or approve transactions that our shareholders may deem to be in their best interests and, therefore, could adversely affect the price of our common stock.

Shares of stock issuable pursuant to our stock options and warrants may adversely affect the market price of our common stock.

As of April 12, 2011, we had outstanding stock options to purchase an aggregate of 2,505,000 shares of common stock under our 2007 Incentive Compensation Plan and warrants to purchase an aggregate of 675,001 shares of common stock. In addition, we have 2,495,000 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan. Our outstanding warrants also contain provisions that increase, subject to limited exceptions, the number of shares of common stock that may be acquired upon the conversion or exercise of such securities in the event we issue (or are deemed to have issued) shares of our common stock at a per share price that is less than their then existing exercise price in the case of the warrants. The exercise of the stock options and warrants would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for our common stock than we will receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

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

In November 2010 we received a follow-up notice from the NYSE Amex indicating that we were nearing the exchange’s financial threshold for continued listing.  The NYSE Amex indicated at that time that it would continue to monitor our performance, but that no action was required by us.

Item 2.	Properties

Our principal offices are located at 230 Duffy Avenue, Hicksville, NY 11801 and are approximately 117,000 square feet. We have 68,000 square feet of leased properties in North Carolina. The leased property in North Carolina is currently used by American Physical Security Group, our former subsidiary. We do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs. We maintain insurance coverage against losses, including fire, casualty and theft, for each of our locations in amounts we believe to be adequate.

Item 3.	Legal Proceedings

On February 29, 2008, Roy Elfers, a former employee commenced an action against us for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The Company filed an answer to the complaint. The parties have completed discovery and have completed taking depositions. Trial is scheduled for the end of April 2011. We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, we filed a response to the charges. We believe the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against us for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against our executive officers. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the amended complaint and filed counterclaims against Mr. Cusack for fraud. The parties have completed discovery and have scheduled depositions. The parties submitted motions for summary judgment, and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On September 13, 2010, the Company appealed this decision. On January 14, 2011, the Court stayed the trial pending the appeal of the summary judgment decision.  We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint seeks $1,187,510 for goods allegedly sold to the Company, for which payment was not received. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for the Company sought and obtained an Order from the Court extending its time to respond to the Court’s March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff’s motion for entry of a default judgment. Plaintiffs have not yet responded to that motion and, accordingly, the Court has not yet made any determination as to the Defendants’ request to set aside the default.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been traded on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol "EAG" since May 30, 2008. The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our common stock, as reported on the NYSE Amex.

	High	Low
Fiscal Year Ended December 31, 2010
First quarter	$0.43	$0.34
Second quarter	$0.37	$0.23
Third quarter	$0.28	$0.15
Fourth quarter	$0.23	$0.12

Fiscal Year Ended December 31, 2009
First quarter	$1.00	$0.44
Second quarter	$0.73	$0.49
Third quarter	$0.60	$0.43
Fourth quarter	$0.52	$0.31

As of April 12, 2011, there were approximately 253 record holders of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Equity Compensation Plan Information

As of December 31, 2010, the following equity securities of our company are authorized for issuance, aggregated as follows, pursuant to our compensation plans (including individual compensation arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
Equity compensation plans approved by security holders	2,505,000	$1.65	2,495,000
Equity compensation plans not approved by security holders	—	—	—

Recent Sales of Unregistered Securities

For the year ended December 31, 2010, we issued an aggregate of 7,380,000 shares of our common stock to the holders of our Series A Convertible Preferred Stock as dividends for 2010 pursuant to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

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

Overview

We are a defense and security products company engaged in three business areas: customized transparent and opaque armor solutions for construction equipment and tactical and non-tactical transport vehicles used by the military; architectural hardening and perimeter defense, such as bullet and blast resistant transparent armor, walls and doors; and tactical training products and services consisting of our live-fire interactive T2 Tactical Training System and our American Institute for Defense and Tactical Studies. The portion of our business related to vehicle anti-ram barriers such as bollards, steel gates and steel wedges that deploy out of the ground was sold as of March 22, 2011.

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

We are pursuing each of these growth strategies simultaneously.

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

As noted in the section entitled "Business Backlog," of our $16 million of contract backlog as of December 31, 2010, we estimate that it will all be filled in 2011. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM's and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

We continue to aggressively bid on projects and are in preliminary talks with a number of international firms to pursue long-term government and commercial contracts, including with respect to Homeland Security. While no assurances can be given that we will obtain a sufficient number of contracts or that any contracts we do obtain will be of significant value or duration, we are confident that we will continue to have the opportunity to bid and win contracts as we have in 2010.

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

Sales and Marketing. Expenses related to sales and marketing consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, trade shows and related travel.  Sales and marketing costs are charged to expense as incurred.  As we have implemented various cost cutting measures, we expect that in 2011, sales and marketing expenses will decrease.

Research and Development. Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. We expect that in 2011, research and development expenses will remain consistent with or decrease from 2010 levels. Research and development costs are charged to expense as incurred.

General and Administrative. General and administrative expenses consist of compensation and related expenses for finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead.  We expect that in 2011, general and administrative expenses will decrease in absolute dollars and decrease as a percentage of revenues due to cost cutting measures implemented in 2010 and in the first quarter of 2011.

General and Administrative Salaries.  General and administrative salaries expenses consist of compensation for the officers, and IT, design and engineering personnel.  We expect that in 2011, general and administrative salaries expenses will decrease in absolute dollars and decrease as a percentage of revenues due to the cost cutting measures, which include reduction in labor costs, implemented in 2010.

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

Revenue and Cost Recognition. We recognize revenue in accordance with Accounting Standards Codification (ASC) 605, "Revenue Recognition", which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller's price to the buyer is fixed and determinable and (d) collectability is reasonably assured. Under this provision, revenue is recognized upon delivery and acceptance of the order.

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction.  However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of December 31, 2010, there were no such provisions made.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called "Costs in Excess of Billings on Uncompleted Contracts." Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

Stock-Based Compensation. Stock based compensation consists of stock or options issued to employees, directors, consultants and contractors for services rendered. We account for the stock issued using the estimated current market price per share at the date of issuance. Such cost is recorded as compensation in our statement of operations at the date of issuance.

In December 2007, we adopted our 2007 Incentive Compensation Plan pursuant to which we have issued and intend to issue stock-based compensation from time to time, in the form of stock, stock options and other equity based awards. Our policy for accounting for such compensation in the form of stock options is as follows:

We have adopted the provisions of ASC 718 “Compensation–Stock Compensation”. In accordance with ASC 718, we use the Black-Scholes option pricing model to measure the fair value of our option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, as codified in ASC 718-10-599, which provides supplemental implementation guidance for ASC 718.

Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

We recognized $248,137 and $261,362 in stock compensation expense for the years ended December 31, 2010 and  2009, respectively.

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

Series A Convertible Preferred Stock.     The Series A Convertible Preferred Stock (or Series A Preferred) was mandatorily redeemable on October 1, 2011 and was convertible into shares of common stock at $0.50 per share subject to adjustment should we issue future common stock at a lesser price. As a result we elected to record the hybrid instrument, preferred stock and conversion option together, at fair value. Subsequent reporting period changes in fair value are to be reported in the statement of operations. Pursuant to the Redemption Agreement, all outstanding shares of Series A Convertible Preferred Stock were redeemed on March 22, 2011.

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance as they must be measured initially at fair value. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9.8 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3.6 million. These liabilities were subsequently adjusted to fair value as of December 31, 2010 and 2009, which resulted in a loss of $0.8 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Series A Preferred liability was $14.0 million and $12.4 million, respectively.

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

We evaluated the modification of the payment terms and the related adjustment to financial instruments to determine whether these modifications resulted in the issuance of a substantially different instrument. We determined after giving effect to the changes in the due dates of payments and the consideration paid to the debt holders, in the form of reduced conversion and exercise prices that we had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, we recorded a loss on the extinguishment of debt in the amount of $2,613,630 which represented the difference in the carrying value of the old debt and fair value of the new debt. The debt instrument charge is included in the accompanying statement of operations for the year ended December 31, 2009.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Comparison of Years Ended December 31, 2010 and 2009

Revenues.   Revenues for 2010 from continuing operations were $39.5 million, a decrease of $6.4 million or 13.9%, from revenues of $45.9 million for 2009. The decrease in revenues from 2009 to 2010 was due primarily to cut backs in federal government spending.

Cost of Revenues.   Cost of revenues from continuing operations for the year ended December 31, 2010 was $27.4 million, a decrease of $6.6 million, or 19.4%, over cost of revenues of $34.0 million for the year ended December 31, 2009.  The decrease was primarily a decline in revenue and better product mix for 2010 from spare parts and field service representatives (“FSRs”).

Gross Profit Margin.   The gross profit margin from continuing operations for the year ended December 31, 2010 was $12.1 million, or 30.6% of revenue, as compared to $12.0 million, or 26.1% of revenue, for the year ended December 31, 2009. The increase in gross profit margin percentage from continuing operations from the year ended December 31, 2009 to the year ended December 31, 2010 was due primarily to better product mix for 2010 from spare parts and FSRs.

Sales and Marketing Expenses.   Sales and marketing expenses for the year ended December 31, 2010 decreased $0.8 million, or 29.6% from $2.7 million in 2009 to $1.9 million in 2010 due to cutting of staff and reduction of some trade shows.

Research and Development Expenses.   Research and development expenses for the year ended December 31, 2010 was $745,000, consistent with 2009 expenses of $740,000.

General and Administrative Expenses.   General and administrative expenses for the year ended December 31, 2010 were $6.6 million, a decrease of $0.6 million, or 8.3%, over general and administrative expenses of $7.2 million for the year ended December 31, 2009.  The decrease was primarily due to cost cutting in all areas of general and administrative expenses during 2010.

General and Administrative Salaries Expense.   General and administrative salaries expense for the years ended December 31, 2010 and 2009 were $3.5 million and $4.1 million, respectively, a decrease of $0.6 million or 14.6%.  As of December 31, 2010, there were 31 employees that were classified as general and administrative personnel, versus 43 employees as of December 31, 2009.

Depreciation Expense. Depreciation expense was approximately $1.4 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively.

Professional Fees.  Professional fees for the years ended December 31, 2010 and 2009 were $1.6 million and $2.7 million, respectively, a decrease of $1.1 million or 40.7% primarily due to a decrease in legal and outside consulting fees.

Other (Income) and Expense.   Our Series A Preferred is recorded at fair value with changes in fair value recorded in the statement of operations.  Changes in the price of our common stock as well as other valuation assumptions affect the fair values.  We experienced a loss on adjustment of fair value with respect to our Series A Preferred of $0.8 million and $0.3 million for the years ended December 31, 2010 and 2009, respectfully.  In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $1.9 million and $3.0 million for the years ended December 31, 2010 and 2009, respectively.  As a result of the modification of the terms of our Series A Preferred pursuant to the May 22, 2009 Settlement Agreement, we recorded a loss of $2.6 million on deemed extinguishment of debt for the year ended December 31, 2009.

Liquidity and Capital Resources

The primary sources of our liquidity during the year ended December 31, 2010 have come from operations. As of December 31, 2010, our principal sources of liquidity were net accounts receivable of approximately $2.6 million, costs in excess of billings of approximately $1.8 million and the sale of accounts receivable under accounts receivable purchase agreement with Republic Capital Access (RCA), of which RCA has not received payment from our customers for approximately $84,000.

As of December 31, 2009, our principal sources of liquidity were net accounts receivable of approximately $2.3 million and costs in excess of billings of approximately $7.8 million.

As of December 31, 2010, we had working capital deficit of $14,067,221, an accumulated deficit of $26,321,796, shareholders’ deficiency of $9,760,747 and cash on hand of $428,160.  We had losses from continuing operations of $8,982,359 and $15,714,816 and net losses of $9,382,359 and $16,289,816 for the years ended December 31, 2010 and 2009, respectively.  We generated cash flows from operations of $780,754 and $1,244,497 for the years ended December 31, 2010 and 2009.  The Series A Convertible Preferred Stock had a mandatory redemption date of December 31, 2010 and we entered into a series of waiver agreements with the holders of the Series A Convertible Preferred Stock, which extended the maturity redemption date from December 31, 2010 to April 1, 2011, then to July 1, 2011, and then to October 1, 2011. On March 22, 2011, the Company entered into an agreement with the holders of the Series A Convertible Preferred Stock to redeem the Series A Convertible Preferred Stock.  In addition, we are currently seeking to raise capital or obtain access to capital sufficient to permit us to meet our future cash flow needs though there can be no assurance that we will be able to obtain additional financing on commercially reasonable terms or at all. We also continue to explore all sources of increasing revenue.  If we are unable to timely raise capital or increase revenue, our cash flow could be adversely affected and our business significantly harmed. As a result we may be forced to further reduce or even curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows from Operating Activities.   Net cash provided by operating activities was $0.8 million for the year ended December 31, 2010 compared to net cash provided by operating activities of $1.2 million for the year ended December 31, 2009. Net cash provided by operating activities during the year ended December 31, 2010 consisted primarily of changes in our operating assets and liabilities mainly due to a reduction of inventory offset by an increase in accounts receivable.

As of December 31, 2010, we had net operating loss carryforwards of $14.7 million available to reduce future taxable income.

Net Cash Used in Investing Activities.   Net cash used in investing activities for the years ended December 31, 2010 and 2009 was $0.3 million and $0.4 million, respectively.

Net Cash Used in Financing Activities.   Net cash used in financing activities for the years ended December 31, 2010 and 2009 was $49,000 and $1.2 million, respectively.

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

The initial term of the purchase agreement ended on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to an amendment to the purchase agreement in October 2009, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) has been extended from December 31, 2009 to October 15, 2010, and the discount factor rate has been reduced from 0.524% to 0.4075%. On November 12, 2010, we signed an amendment to the purchase agreement which extended the term to October 15, 2011. As of December 31, 2010, RCA held approximately $84,000 of accounts receivable for which RCA has not received payment from our customers.

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

On April 8, 2010, we entered into a waiver agreement with the Series A Holders, pursuant to which the Series A Holders agreed to extend the Maturity Date from December 31, 2010 to April 1, 2011.  On August 13, 2010, the Company entered into a waiver agreement with the Series A Holders which further extended the maturity date for mandatory redemption of all outstanding Series A Preferred from April 1, 2011 to July 1, 2011.  On November 12, 2010, the Company entered into a waiver agreement with the Series A Holders which further extended the maturity date for mandatory redemption of all outstanding Series A Preferred from July 1, 2011 to October 1, 2011.

On March 22, 2011, the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in American Physical Security Group, LLC (“APSG”), the Company’s wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock.  In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions contemplated by the Redemption Agreement and (ii) tendered to the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000.  Upon the closing of the transactions contemplated by the Redemption Agreement, APSG is no longer a subsidiary of our company.  In connection with the Redemption Agreement, the Company and the holders of our Series A Convertible Preferred Stock entered into that certain Membership Interest Option Agreement (the "Option Agreement") pursuant to the Company was granted an option (the “Option”) to repurchase APSG within six (6) months following the closing of the transactions contemplated by the Redemption Agreement at a cash purchase price equal to the sum of (i) $15,525,000, plus (ii) the amount of any net investment made in APSG concurrently with and following the closing of the Redemption Agreement and prior to the closing of the purchase of the APSG membership interests pursuant to exercise of the Option.

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

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the period since our last periodic report (September 30, 2010) through December 31, 2010. This assessment is as of December 31, 2010.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (or Exchange Act), are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 because of the material weakness set forth below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended December 31, 2010. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2010 because of the material weakness set forth below.

The following is a summary of our material weakness as of December 31, 2010:

Due to a lack of adequate systems, processes, and resources we did not maintain effective controls over the period-end financial close and reporting processes as of December 31, 2010. Due to the actual and potential effect on financial statement balances and disclosures, and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

•
Inadequate documentation of review process. We did not maintain procedures for a formalized timely documented review process to ensure significant, complex, and non-routine transactions are recorded correctly in the financial statements.

•
Inadequate policies and procedures for inventory. We did not design, establish, and maintain effective documented financial accounting policies and procedures related to inventory counting, pricing and valuation.

The following material weaknesses in internal control over financial reporting as of December 31, 2009 were remediated as of December 31, 2010. This was accomplished by retaining the services of a third-party consulting firm to assist in preparing closing entries, financial statements and Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, and hiring a Chief Accountant with GAAP and SEC reporting experience in August 2010.

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

•
Inadequate GAAP expertise. We did not have adequate resources with GAAP knowledge in specific complex areas such as preferred stock, warrants, discontinued operations, costs related to registration, acquisitions, and financing.

•
Equity Compensation. We did not maintain adequate policies and procedures to ensure effective controls over the administration, accounting, and disclosure for stock-based compensation sufficient to prevent a material misstatement of related compensation expense. Specifically deficiencies were identified in our granting, administration, and accounting for awards.

The following general computing control material weaknesses as of December 31, 2009 were remediated as of December 31, 2010. This was accomplished by retaining a third-party consulting firm to conduct an assessment and set forth a remediation plan. Follow up testing was performed and all items listed below were resolved.

•
Inadequate system access controls. System access controls over our accounting information system were not in place to appropriately prohibit or limit user access in areas including journal entries, invoice processing, master-file maintenance.

•	Inadequate general computing controls. Overall general user and system administration were inadequate in the following areas where procedures were in place but not formalized or documented;
o	Backup and recovery of financial data
o	Systems development and change management
o	Incident management
o	Security monitoring

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

A listing of our executive officers and their biographies are included under the caption “Executive Officers” under Part I Item 1. Business of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 15.     Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Consolidated Financial Statements:

•	Report of Marcum LLP Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2010 and 2009;

•	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009;

•	Consolidated Statements of Shareholders’ (Deficiency) Equity for the years December 31, 2010 and 2009;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009; and

•	Notes to Consolidated Financial Statements.

All other financial schedules are not required under the related instructions or are inappropriate and therefore have been omitted.

(b)	Exhibits

Exhibit Numbers	Exhibits
3.1	Third Amended and Restated Certificate of Incorporation (5)
3.2	Amended and Restated Bylaws (5)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (2)
3.4	First Amendment to Amended and Restated Bylaws (20)
4.1	Form of common stock certificate (1)
4.2	Registration Rights Agreement by and among the Registrant and the holders of the Registrant’s Series A Convertible Preferred Stock, dated May 22, 2009 (13)
4.3	Form of 2009 financial advisor warrant (1)
4.4	Form of 2008 investor warrant (2)
4.5	Form of 2008 placement agent warrant (2)
4.6	Form of Series A Convertible Preferred Stock Certificate (2)
10.1	Agreement of Lease, dated 9/23/2004, between the Registrant and Industrial Management LLC (1)
10.2	Amendment to Lease, dated 5/31/2006, between the Registrant and Industrial Management LLC (1)
10.3	Second Amendment to Lease dated 2/1/2007, between the Registrant and Industrial Management LLC (1)
10.4	Contract between the Registrant and Marine Corps Systems Command dated 2/15/07, as amended by the Modification of Contract, dated 9/17/2007 (1)
10.5	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/7/2005, as amended (1)
10.6	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/21/2005, as amended (1)
10.7	Contract between the Registrant and NAVFAC Southwest Specialty Center Contracts Core, dated 6/7/2007, as amended (1)
10.8	Subcontract between CH2M Hill Constructors, Inc. and American Physical Security Group, LLC (10)
10.9	Employment Agreement with Anthony J. Piscitelli dated 1/1/2007 (1)
10.10	Amendment to Employment Agreement with Gary Sidorsky dated 1/9/2009 (9)
10.11	Employment Agreement with Gary Sidorsky dated 1/1/2007 (1)
10.13	Employment Agreement with Curtis Taufman dated 1/1/2007 (1)
10.14	Employment Agreement with Fergal Foley dated 1/9/2009 (9)
10.15	Agreement between the Registrant and Stifel, Nicolaus & Company, Inc., dated 8/29/2006 (1)
10.16	Agreement between the Registrant and Action Group (2)
10.17	2007 Incentive Compensation Plan (1)
10.18	Amendment to Forbearance Agreement by and among the Registrant, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated May 27, 2009 (15)
10.19	Second Amendment to Forbearance Agreement by and among the Registrant, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated June 15, 2009 (15)

10.20
Forbearance Agreement and Amendment to Loan Agreement by and among American Defense Systems, Inc., A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated as of April 27, 2009 (11)

10.21	First Amendment to Loan Agreement between the Registrant, A.J. Piscitelli & Associates, Inc. and Commerce Bank, N.A., dated July 12, 2007 (11)
10.22	Assumption Agreement made by American Physical Security Group, LLC, dated January 28, 2008(11)
10.23	Loan Agreement, dated May 2, 2007, with Commerce Bank, N.A. (2)
10.24	Settlement Agreement, Agreement and Waiver by and among the Registrant and the Series A Holders, dated May 22, 2009 (13)
10.25	Form of Lock-Up Agreement executed by each of the directors and executive officers of the Registrant (13)
10.26	Irrevocable Proxy and Voting Agreement by and among Anthony Piscitelli and the Series A Holders, dated May 22, 2009 (13)
10.27	Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008 (5)
10.28	Form of Voting Agreement for Anthony Piscitelli, Gary Sidorsky and Curtis Taufman (5)
10.29	Letter Agreement between the Registrant and West Coast Opportunity Fund, LLC, dated May 29, 2008 (6)
10.30	Letter Agreement between the Registrant and Centaur Value Fund, LP and United Centaur Master Fund dated May 29, 2008 (6)
10.31	Securities Purchase Agreement, dated March 7, 2008 (2)
10.32	Form of Lock-Up Agreement for Anthony Piscitelli, Gary Sidorsky, Fergal Foley, Victor La Sala, John Rutledge and Curtis Taufman (2)
10.33	Consulting Services Agreement between the Registrant and Berthel Fisher & Company Financial Services, Inc. dated February 29, 2008 (3).
10.34	Amendment No. 1 to Independent Consulting Agreement between Richard Torykian and the Registrant dated July 23, 2008 (8)
10.35	Independent Consulting Agreement between the Registrant and Richard Torykian dated August 1, 2007 (3)
10.36	Asset Purchase Agreement among the Registrant, Tactical Applications Group and Lisa Sue Quinlan dated November 15, 2007 (3)
10.37	Side letter between the Registrant and West Coast Opportunity Fund, LLC dated March 28, 2008(3).
10.38	Contract No. M67854-09-D-5069 between the Registrant and the U.S. Marine Corps Systems Command, effective as of March 27, 2009 (12)
10.39	Contract No. M67854-09-D-5038 between the Registrant and the U.S. Marine Corps Systems Command, effective as of May 20, 2009 (14)
10.40	Accounts Receivable Purchase Agreement between the Registrant and Republic Capital Access, LLC, dated July 23, 2009 (16)
10.41	Form of Incentive Stock Option Agreement (21)
10.42	Form of Non-Qualified Stock Option Agreement (21)
10.43	Form of Director and Officer Indemnification Agreement (21)
10.44	First Amendment to Account Receivable Purchase Agreement between the Registrant and Republic Capital Access, LLC dated October 20, 2009 (18)
10.45	Employment Agreement with Victor La Sala dated January 1, 2007 (21)

10.46	Employment Agreement with Chuck Pegg dated January 1, 2007 (21)
10.47	Employment Agreement with Robert Aldrich dated August 1, 2008 (21)
10.48	Contact No. W56HZV-08-C-0311 between the Registrant and the U.S. Army TACOM, effective as of March 10, 2008 (21)
10.49
Amendment/Modification No. P00042 to Contract No. W56HZV-05-D-0382 between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, effective as of December 28, 2009 (19)

10.50	Securities Redemption Agreement, dated March 22, 2011, by and among American Defense Systems, Inc.; West Coast Opportunity Fund, LLC; and Centaur Value Fund, L.P. (22)
10.51	Membership Interest Option Agreement, dated March 22, 2011, by and among American Defense Systems, Inc.; West Coast Opportunity Fund, LLC; and Centaur Value Fund, L.P. (22)
21.1	Subsidiaries of Registrant*
23.1	Consent of Marcum LLP*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed herewith

(1)	Previously filed as an Exhibit to the Form 10, filed on February 11, 2008.
(2)	Previously filed as an Exhibit to Amendment No. 1 to the Form 10, filed on March 21, 2008.
(3)	Previously filed as an Exhibit to Amendment No. 2 to the Form 10, filed on April 11, 2008.
(4)	Previously filed as an Exhibit to Amendment No. 3 to the Form 10, filed on April 22, 2008.
(5)	Previously filed as an Exhibit to the Form 8-A filed on May 23, 2008.
(6)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 27, 2008.
(7)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 30, 2008.
(8)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on August 8, 2008.
(9)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 15, 2009.
(10)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 16, 2009.
(11)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 1, 2009.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2009.
(13)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 26, 2009.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 26, 2009.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 17, 2009.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 28, 2009.
(17)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 26, 2009.
(18)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2009.
(19)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 15, 2010.

(20)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 28, 2010.
(21)	Previously filed as an exhibit to Amendment No. 1 to the Annual Report on Form 10-K filed on April 15, 2010
(22)	Previously filed as an exhibit to the Current Report on Form 10-K filed on March 28, 2010

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

Signature	Title	Date

	President, Chief Executive Officer and	April 15, 2011
/s/ Anthony J. Piscitelli	Chairman of the Board
Anthony J. Piscitelli	(Principal Executive Officer)

	Chief Financial Officer,	April 15, 2011
/s/ Gary Sidorsky	(Principal Financial and Accounting Officer)
Gary Sidorsky

/s/ Fergal Foley	Chief Operating Officer	April 15, 2011
Fergal Foley

/s/ Alfred M. Gray
Alfred M. Gray	Director	April 15, 2011

/s/ Pasquale J. D'Amuro
Pasquale J. D'Amuro	Director	April 15, 2011

/s/ Richard P. Torykian
Richard P. Torykian	Director	April 15, 2011

/s/ Stephen R. Seiter
Stephen R. Seiter	Director	April 15, 2011

/s/ Victor Trizzino
Victor Trizzino	Director	April 15, 2011

April 15, 2011
Adam Firestone	Director

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
FINANCIAL INFORMATION
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
American Defense Systems, Inc.

We have audited the accompanying consolidated balance sheets of American Defense Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Defense Systems, Inc. and Subsidiaries, as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of December 31, 2010, the Company had a working capital deficiency of $14,067,221, an accumulated deficit of $26,321,796, shareholders’ deficiency of $9,760,747 and cash on hand of $428,160. The Company had losses from continuing operations of $8,982,359 and $15,714,816 and net losses of $9,382,359 and $16,289,816 for the years ended December 31, 2010 and 2009, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum LLP

Marcum LLP
Melville, New York
April 15, 2011

PART I

Item 1. Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$428,160	$-
Accounts receivable, net of allowance for doubtful accounts of $547,204 and $222,448 as of December 31, 2010 and 2009, respectively	2,609,665	2,288,666
Accounts receivable factoring	84,463	199,876
Other tax receivable	101,641	108,741
Costs in excess of billings on uncompleted contracts, net	1,780,338	7,762,836
Prepaid expenses and other current assets	244,910	330,381
Deferred tax assets	1,928	521

TOTAL CURRENT ASSETS	5,251,105	10,691,021

Property and equipment, net	1,979,536	3,078,724
Deferred financing costs, net	454,741	1,547,551
Notes receivable, net	-	400,000
Intangible assets	634,450	606,000
Goodwill	812,500	660,000
Deposits	639,138	407,137
Other assets	-	138,001

TOTAL ASSETS	$9,771,470	$17,528,434

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$4,829,161	$6,695,712
Cash overdraft	-	48,573
Accrued expenses	470,343	498,795
Warrant liability	8,822	35,413
Mandatory redeemable Series A convertible preferred stock (cumulative), 15,000 shares authorized issued and outstanding	14,010,000	-

TOTAL CURRENT LIABILITIES	19,318,326	7,278,493

LONG TERM LIABILITIES
Mandatory redeemable Series A convertible preferred stock (cumulative), 15,000 shares authorized issued and outstanding	-	12,429,832
Deferred rent	211,963	-
Deferred tax liability	1,928	521

TOTAL LIABILITIES	19,532,217	19,708,846

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 54,341,685 and 46,611,457 shares issued and outstanding as of December 31, 2010 and 2009, respectively	54,341	46,611
Additional paid-in capital	16,506,708	14,712,414
Accumulated deficit	(26,321,796)	(16,939,437)

TOTAL SHAREHOLDERS' DEFICIENCY	(9,760,747)	(2,180,412)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$9,771,470	$17,528,434

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

CONTRACT REVENUES EARNED	$39,519,054	$45,893,979

COST OF REVENUES EARNED (exclusive of depreciation and amortization shown separately below)	27,372,829	33,929,327

GROSS PROFIT	12,146,225	11,964,652

OPERATING EXPENSES
General and administrative expenses	6,641,753	7,191,767
General and administrative salaries	3,519,582	4,144,666
Sales and marketing	1,895,741	2,661,636
T2 expenses	820,819	531,506
Research and development	744,645	739,632
Settlement of litigation	-	63,441
Depreciation and amortization	1,403,209	1,085,331
Professional fees	1,622,587	2,734,816
TOTAL OPERATING EXPENSES	16,648,336	19,152,795

OPERATING LOSS	(4,502,111)	(7,188,143)

OTHER INCOME (EXPENSE)
Unrealized loss on adjustment of fair value Series A convertible preferred stock classified as a liability	(838,247)	(325,837)
Unrealized gain on warrant liability	26,591	35,673
Loss on deemed extinguishment of debt	-	(2,613,630)
Other income	-	8,869
Interest expense	(1,896,100)	(3,019,079)
Interest expense - mandatorily redeemable preferred stock dividends	(1,500,000)	(1,650,000)
Finance charges	(272,492)	(209,698)
TOTAL OTHER EXPENSE	(4,480,248)	(7,773,702)

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(8,982,359)	(14,961,845)

INCOME TAX PROVISION	-	752,971

LOSS FROM CONTINUING OPERATIONS	(8,982,359)	(15,714,816)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(400,000)	(575,000)

NET LOSS	$(9,382,359)	$(16,289,816)

Weighted Average Shares Outstanding (Basic and Diluted)	49,025,814	43,192,175

Loss per Share - Basic and Diluted
LOSS FROM CONTINUING OPERATIONS	$(0.18)	$(0.37)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	$(0.01)	$(0.01)
NET LOSS	$(0.19)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

				Retained
			Additional	Earnings	Shareholders'
	Common Stock		Paid-In	(Accumulated	Equity
	Shares	Par Value	Capital	Deficit)	(Deficiency)

BALANCE AT JANUARY 1, 2009	39,585,960	$39,586	$10,258,077	$(649,621)	$9,648,042

Shares issued for compensation	250,000	250	139,250	-	139,500
Exercise of investor warrants	3,695,505	3,695	(3,695)	-	-
Payment of dividends recorded as interest expense	3,080,000	3,080	1,646,920	-	1,650,000
Reconciling share amount	(8)	-	-	-	-
Stock option compensation expense	-	-	121,862	-	121,862
Reclassification of derivative warrants
upon exercise	-	-	2,550,000	-	2,550,000
Net loss	-	-	-	(16,289,816)	(16,289,816)

BALANCE AT DECEMBER 31, 2009	46,611,457	46,611	14,712,414	(16,939,437)	(2,180,412)

Shares issued for compensation	350,228	350	115,851	-	116,201
Payment of dividends recorded as interest expense	7,380,000	7,380	1,492,620	-	1,500,000
Modification of Series A Preferred	-	-	53,887	-	53,887
Stock option compensation expense	-	-	131,936		131,936
Net loss	-	-	-	(9,382,359)	(9,382,359)

BALANCE AT DECEMBER 31, 2010	54,341,685	$54,341	$16,506,708	$(26,321,796)	$(9,760,747)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(9,382,359)	$(16,289,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in costs in excess of billings reserve	155,397	-
Loss on deemed extinguishment of debt	-	2,613,630
Change in fair value associated with preferred stock and warrants liabilities	811,656	290,164
Stock based compensation expense	248,137	261,362
Amortization of deferred financing costs	1,092,810	1,135,465
Amortization of discount on Series A preferred stock	795,808	834,770
Depreciation and amortization	1,403,209	1,085,331
Bad debt expense	417,983	222,448
Deferred rent	211,963	-
Stock issued for payment of dividends on preferred stock	1,500,000	1,650,000
Reserve on notes receivable	400,000	575,000
Deferred tax assets	-	1,167,831

Changes in operating assets and liabilities:
Accounts receivable	(738,982)	2,470,036
Accounts receivable factoring	115,413	(199,876)
Tax receivable	7,100	(108,741)
Deposits and other assets	(122,450)	30,359
Cost in excess of billing on uncompleted contracts, net	5,827,101	1,301
Prepaid expenses and other current assets	85,471	1,498,419
Accounts payable and accrued expenses	(2,047,503)	4,006,814
NET CASH PROVIDED BY OPERATING ACTIVITIES	780,754	1,244,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(304,021)	(420,119)
Advances for future acquisitions	-	21,559
NET CASH USED IN INVESTING ACTIVITIES	(304,021)	(398,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(48,573)	-
Repayments of line of credit	-	(76,832)
Deferred financing costs	-	(1,143,562)
NET CASH USED IN FINANCING ACTIVITIES	(48,573)	(1,220,394)

NET INCREASE (DECREASE) IN CASH	428,160	(374,457)

CASH AT BEGINNING OF YEAR	-	374,457
CASH AT THE END OF PERIOD	$428,160	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$33,770
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Modification of the terms of the Series A preferred stock	$53,887	$-
Accrued contingent payment for APSG acquisition	$152,500	$-
Stock issued in connection with investor warrants	$-	$2,550,000

Cumulative effect of a change in accounting principle on:
Warrants	$-	$165,775
Additional paid-in capital	$-	$(837,954)
Accumulated deficit	$-	$672,179

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In January 2008, American Physical Security Group, LLC (“APSG”) was established as a wholly owned subsidiary of the Company for the purposes of acquiring the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades. APSG is located in North Carolina. On March 22, 2011, the Company entered into a Securities Redemption Agreement, as more fully discussed in Note 12, with the Series A Holders, pursuant to which the Company sold to the Series A Holders all of the issued and outstanding membership interests in APSG.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, AJP, American Institute for Defense and Tactical Studies, Inc. (“T2”) and APSG. All significant intercompany accounts and transactions have been eliminated in consolidation.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Liquidity Plans

As of December 31, 2010, the Company had working capital deficit of $(14,067,221), an accumulated deficit of $26,321,796, shareholders’ deficiency of $9,760,747 and cash on hand of $428,160. The Company had losses from continuing operations of $8,982,359 and $15,714,816 and net losses of $9,382,359 and $16,289,816 for the years ended December 31, 2010 and 2009, respectively. The Company has generated cash flows from operations of $780,754 and $1,244,497 for the years ended December 31, 2010 and 2009. The Series A convertible preferred stock (the “Series A Preferred”) had a mandatory redemption date of December 31, 2010. The Company entered into a series of waiver agreements with the holders of its Series A Preferred (the “Series A Holders”) which extended the maturity redemption date from December 31, 2010 to April 1, 2011, then to July 1, 2011, and then to October 1, 2011. The Company entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A Preferred, as more fully discussed in Note 12. In addition, the Company is currently seeking to raise capital or obtain access to capital sufficient to permit the Company to meet its future cash flow needs though there can be no assurance that the Company will be able to obtain additional financing on commercially reasonable terms or at all. The Company also continues to explore all sources of increasing revenue. If the Company is unable to timely raise capital or increase revenue, its cash flow could be adversely affected and its business significantly harmed. As a result the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of December 31, 2010 and December 31, 2009, there were no such provisions made.

In addition, the Company recognizes revenue on an arrangement with one customer under the percentage of completion method based on the costs incurred to date compared to the estimated total cost of the project as the customer has an enforceable right to the work performed and the Company has an enforceable right to demand payment for the work performed.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Revenue

Cost in Excess of Billing

All costs associated with uncompleted customer purchase orders under contract are recorded on the balance sheet as a current asset called “Costs in Excess of Billings on Uncompleted Contracts, net.” Such costs include direct material, direct labor, and project-related overhead. Upon completion of a purchase order, costs are then reclassified from the balance sheet to the statement of operations as costs of revenue. A customer purchase order is considered complete when a satisfactory inspection has occurred, resulting in customer acceptance and delivery.

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

See Note 6 for the Company’s accounting policy related to its preferred stock, investor warrants and placement agent warrants.

Cash

The Company’s cash balance consists of cash held in bank accounts.

Concentrations

The Company’s bank accounts are maintained in financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

The Company received certain of its components from a limited number of suppliers. The Company has two suppliers that each provide greater than 10% of its supply needs (see Note 4). Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the years ended December 31, 2010 and 2009, the Company derived 67% and 72%, respectively, of its revenues from various U.S. government entities. In addition, the Company derived 11% of its revenues from a private customer for the year ended December 31, 2010. (See Note 4)

Property and Equipment

Property and equipment is carried at original cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets. The Company depreciates general equipment, light vehicles, trailers, aircraft, and T2 demonstration range and fire arms over three to five years; office equipment over three to five years; and furniture and fixtures over five years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of their useful life or the remaining term of the lease. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At December 31, 2010 and 2009, the allowance for doubtful accounts was $547,204 and $222,448, respectively.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. The primary driver that generates goodwill is the value of synergies between the acquired entities and the company, which does not qualify as an identifiable intangible asset. The Company does not amortize the goodwill balance.

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company has recorded goodwill associated with the APSG asset purchase agreement in the amount of $812,500 as of December 31, 2010. During the year ended December 31, 2010, the Company recorded additional goodwill in the amount of $152,500 associated with contingent payments under the APSG asset purchase agreement. The Company recognized no goodwill impairment during the years ended December 31, 2010 or 2009.

The Company has recorded an indefinite-lived intangible asset of $634,450 and $606,000 as of December 31, 2010 and 2009, respectively for a certification mark for research and development related to the acquisition of the assets of American Anti-Ram as of December 31, 2010. The Company did not recognize any impairment in 2010 or 2009 for this indefinite-lived intangible asset.

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred advertising costs of approximately $117,000 and $157,000 during the years ended December 31, 2010 and 2009, respectively.

Shipping and Handling

The Company expenses all shipping and handling costs as incurred, which are recorded in costs of goods sold in the accompanying consolidated financial statements. The Company incurred shipping and handling costs of approximately $242,000 and approximately $537,000 during the years ended December 31, 2010 and 2009, respectively.

Research and Development

Research and development expenses are incurred as the Company performs ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Research and development costs are charged to expense as incurred. The Company incurred research and development costs of approximately $745,000 and $740,000 during the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes Model with the following assumptions: stock price, exercise price, expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	December 31
In Thousands	2010	2009

Warrants to purchase Common Stock	675,001	1,449,000

Options to purchase Common Stock	2,505,000	2,230,000

Series A Convertible Preferred Stock	30,000,000	7,500,000	*

Total potential Common Stock	33,180,001	11,179,000

* On April 9, 2010, pursuant to the amendment of the Company’s certificate of incorporation, the conversion price of the Series A Preferred was reduced to $0.50 and all of the outstanding shares of the Series A Preferred were converted into 30,000,000 shares of common stock.

Debt Extinguishment

The Company accounted for the effects of the May 22, 2009 settlement agreement (see Note 7) in accordance with the guidelines enumerated in EITF Issue No. 96-19 “Debtor’s Accounting for a Modification of Exchange of Debt Instruments” as codified in ASC 470-50. ASC 470-50 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. ASC 470-50 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modifications.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not have any assets or liabilities categorized as Level 1 or Level 2 as of December 31, 2010 and 2009. There were no transfers into or out of Level 1 or Level 2 during the years ended December 31, 2010 and 2009.

The following summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2010 and 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Liabilities

Series A Preferred (1)	$14,010,000	$-	$-	$14,010,000

Placement Agent Warrants (1)	8,822	-	-	8,822

Total Liabilities	$14,018,822	$-	$-	$14,018,822

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Liabilities
Series A Preferred (1)	$12,429,832	$-	$-	$12,429,832
2005 Warrants	4,372	-	-	4,372
2006 Warrants	1,494	-	-	1,494
Placement Agent Warrants (1)	29,547	-	-	29,547

Total Liabilities	$12,465,245	$-	$-	$12,465,245

(1)	Methods and significant inputs and assumptions are discussed in Note 6 below.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009:

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Total
Balance – January 1, 2010	$12,429,832	$4,372	$1,494	$29,547	$12,465,245

Amortization of debt discount	795,808	-	-	-	795,808
Change in fair value	838,247	(4,372)	(1,494)	(20,725)	811,656
Modification of terms	(53,887)	-	-	-	(53,887)

Balance – December 31, 2010	$14,010,000	$-	$-	$8,822	$14,018,822

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Investor Warrants	Total
Balance – January 1, 2009	$10,981,577	$55,172	$18,860	$91,743	$129,329	$11,276,681
Amortization of debt discount	834,770	-	-	-	-	834,770
Change in fair value	325,837	(50,800)	(17,366)	(62,196)	94,689	290,164
Reclassification upon exercise	-	-	-	-	(2,550,000)	(2,550,000)
Loss on deemed extinquishment of debt	287,648	-	-	-	2,325,982	2,613,630

Balance – December 31, 2009	$12,429,832	$4,372	$1,494	$29,547	$-	$12,465,245

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

The Corporation adopted the provisions of ASC 740-10 “Accounting for Uncertainty in Income Taxes” effective January 1, 2007. ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of ASC 740-10 did not have a significant impact on the Company’s consolidated financial statements. The Company classifies tax related penalties and interest as income tax expense in the consolidated statement of operations. The Company is subject to taxation in the United States and various state jurisdictions. The Company remains subject to examination by tax authorities for tax years 2007 through 2010.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Revenue that is contingent upon achievement of a milestone can be recognized in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for annual periods beginning on or after June 15, 2010 and interim periods within those fiscal years. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Costs in Excess of Billings and Billing in Excess of Costs
The cost in excess of billings on uncompleted purchase orders issued pursuant to contracts reflects the accumulated costs incurred on purchase orders in production but not completed. Upon completion, inspection and acceptance by the customer, the purchase order is invoiced and the accumulated costs are charged to the statement of operations as costs of revenues earned. During the production cycle of the purchase order, should any progress billings occur or any interim cash payments or advances be received, such billings and/or receipts on uncompleted contracts are accumulated as billings in excess of costs. The Company fully expects to collect net costs incurred in excess of billings within twelve months and periodically evaluates each purchase order and contract for potential disputes related to overruns and uncollectable amounts.

Costs in excess of billing on uncompleted contracts were $1,780,338 and $7,762,836 as of December 31, 2010 and 2009, respectively. The Company recorded inventory reserve expense of $155,397 and $0 for the years ended December 31, 2010 and 2009, respectively.

Backlog
The estimated gross revenue on work to be performed on backlog was approximately $16 million and $45 million as of December 31, 2010 and 2009, respectively.

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At December 31, 2010 and 2009, the Company had accounts receivable of $2,609,665 and $2,288,666, respectively, and an allowance for doubtful accounts of $547,204 and $222,448, respectively. The Company recorded bad debt expense of $417,983 and $222,448 for the years ended December 31, 2010 and 2009, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Leasehold improvements	$1,816,010	$1,787,709
General equipment	736,678	697,762
Light vehicles and trailers	221,247	221,247
T2 Demonstration range and firearms	740,433	740,433
Office equipment	1,440,951	1,205,446
Furniture and fixtures	193,525	192,223
Aircraft	868,750	868,750
	6,017,594	5,713,570
Less: accumulated depreciation and amortization	(4,038,058)	(2,634,846)
	$1,979,536	$3,078,724

For the years ended December 31, 2010 and 2009, the Company recorded $1,403,209 and $1,085,331 in depreciation and amortization expense, respectively.

The Company maintains its firearms under the custodianship of an individual in accordance with New York State law. The firearms are used for testing and demonstrating the effectiveness of the Company’s bullet resistant and blast mitigation products.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. MAJOR CUSTOMERS AND SUPPLIERS

The Company serves primarily the defense market and its sales are highly concentrated within the U.S. government. The Company’s customers include various branches of the U.S. military through the U.S. Department of Defense and to a much lesser extent other U.S. government, law enforcement and corrections agencies as well as multinational companies.

A limited number of contracts have generated a substantial majority of the Company’s historical and current revenue. During the year ended December 31, 2010, three contracts with the U.S. Department of Defense organizations represented approximately 67% of the Company’s revenue. The revenue from the U.S. Department of Defense organizations is recorded in the ADSI segment. During the year ended December 31, 2009, four contracts with the U.S. Department of Defense organizations represented approximately 72% of its revenue. The accounts receivable balance for the U.S. Department of Defense organizations was $1.7 million and $2.1 million as of December 31, 2010 and 2009, respectively. In addition, the Company derived 11% of its revenues from a private customer for the year ended December 31, 2010 which was recorded in the APSG segment.

The Company purchases most of the components and materials used in its products from various suppliers. The primary materials used in the manufacturing of the Company’s products are polycarbonate glass and steel. One of the Company’s suppliers supplied approximately $5.7 million, or 21% of the costs of revenue earned, and $14.2 million, or 42% of the costs of revenue earned during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009 there was approximately $1.2 million and $1.4 million, respectively, in accounts payable for this vendor.

5.	COMMITMENTS AND CONTINGENCIES

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

On February 29, 2008, Roy Elfers, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The Company filed an answer to the complaint. The parties have completed discovery and have completed taking depositions. Trial is scheduled for the end of April 2011.  The Company intends to vigorously defend this action.

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, the Company filed a response to the charges. The Company believes the allegations to be without merit and intends to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well one claim for conversion of his personal property which Mr. Cusack has also asserted against the Company’s executive officers.  On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud. The parties have completed the discovery and depositions. The parties submitted motions for summary judgment and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On September 13, 2010, the Company appealed this decision. On January 14, 2011, the Court stayed the trial pending the appeal of the summary judgment decision. The Company intends to vigorously defend this action.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint seeks $1,187,510 for goods allegedly sold to American Defense Systems, Inc., for which payment was not received. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for American Defense Systems, Inc. sought and obtained an Order from the Court extending its time to respond to the Court’s March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff’s motion for entry of a default judgment. Plaintiffs have not yet responded to that motion and, accordingly, the Court has not yet made any determination as to the Defendants’ request to set aside the default.

Operating Leases

The Company occasionally rents various storage facilities and equipment from unrelated parties for in-progress jobs. The Company rents these items on a short-term basis.

The Company entered into a five-year lease commencing on September 23, 2004 for corporate offices, R&D center, and warehouse facility. This lease was amended on October 24, 2008 to include the rental of additional space. This amendment extends the existing lease through September 30, 2016 and includes a three percent per annum rent increase.

On November 1, 2007, the Company entered into a lease agreement for small office space in Stafford, VA. The lease expired on October 31, 2010.

On February 25, 2010, the Company entered into a lease agreement for manufacturing and office space in Lillington, NC for APSG. The lease agreement expires on January 31, 2015.

For the years ended December 31, 2010 and 2009, the Company incurred rent expense of $1,494,228 and $1,168,665, respectively.

Total future minimum rental commitments for the lease agreements noted above for the years ended December 31 are as follows:

2011	$1,357,471
2012	1,398,398
2013	1,440,551
2014	1,483,982
2015	1,303,844
Thereafter	984,475
Total	$7,968,721

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

In January 2010, the Company’s chief financial officer agreed to reduce and waive 10% of his 2010 annual contractual compensation.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s officers did not earn any bonuses pursuant to their respective employment agreements in 2010 or 2009.

Employee Benefit Plan

The Company sponsors the American Defense Systems, Inc. 401 (k) Plan (“the Plan”) established in December 2004 to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. Under the Plan the Company may make discretionary matching contributions. For the years ended December 31, 2010 and 2009, the Company made matching contributions in the amount of approximately $30,000 and $89,000, respectively.

6.	SHAREHOLDERS’ DEFICIENCY

Warrants

The following is a summary of stock warrants outstanding at December 31, 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives (in years)
Balance – January 1, 2010	1,448,681	$1.47	1.75
Granted	-	n/a	-
Exercised	-	n/a	-
Cancelled, Forfeited or expired	(773,680)	1.00	-
Balance – December 31, 2010	675,001	$2.00	2.18

Exercisable – December 31, 2010	675,001

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. The Company also recognizes the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows. As a result, the Company’s net loss before taxes for the years ended December 31, 2010 and 2009 included $131,936 and $121,862 of stock based compensation, respectively. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

The following is a summary of stock options outstanding at December 31, 2010:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In years)

Outstanding, January 1, 2010	2,230,000	$1.81	-	4.39
Granted	275,000	0.31	-	6.40
Exercised	-	n/a	n/a	n/a
Cancelled/forfeited	-	n/a	n/a	n/a
Outstanding, December 31, 2010	2,505,000	$1.65	-	4.38

Exercisable, December 31, 2010	1,278,000	$1.86		4.06

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, there was a total of $328,830 of unrecognized compensation on arrangements granted under the Company’s 2007 Incentive Compensation Plan (the “2007 Plan”). The cost is expected to be recognized through 2015.

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

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

Risk-Free rate	2.94%-3.12%
Expected volatility	95.21%-98.76%
Forfeiture rate	0%
Expected life	7 Years
Expected dividends	0%

Based on the assumptions noted above, the fair market value of the options issued during the years ended December 31, 2010 and 2009 was $87,655 and $81,092, respectively.

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

All of these awards were fully vested on the date of grant. The Company recorded stock based compensation of approximately $116,201 and $139,500 for the years ended December 31, 2010 and 2009, respectively, related to these awards.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2010, the Company issued 2,370,000 shares of its common stock to the Series A Holders as settlement of $375,000 of dividends pursuant to the terms of such Series A Preferred. The Company recorded this payment of dividends as interest expense for the three months ended December 31, 2010.

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

The 2005 Warrants expired on June 30, 2010 pursuant to their terms and there are no outstanding 2005 Warrants as of December 31, 2010.

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

The 2006 Warrants expired on June 30, 2010 pursuant to their terms and there are no outstanding 2006 Warrants as of December 31, 2010.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Series A Preferred, the Company was required to redeem, in cash, any outstanding shares of the Series A Preferred on December 31, 2010. On April 8, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity date for the mandatory redemption of all outstanding Series A Preferred from December 31, 2010 to April 1, 2011. On August 13, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity redemption date from April 1, 2011 to July 1, 2011. On November 12, 2010, the Company entered into a waiver agreement with the Series A Holders which extended the maturity redemption date from July 1, 2011 to October 1, 2011. On March 22, 2011, the Series A Preferred was fully redeemed. (See Note 12).

Settlement Agreement

In connection with a Notice of Triggering Event Redemption received by the Company on April 14, 2009, the Company entered into a Settlement Agreement, Waiver and Amendment with the Series A Holders on May 22, 2009 (the “Settlement Agreement”) pursuant to which, among other things, (i) the Series A Holders waived any breach by the Company of certain financial covenants or its obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009 and waived any Equity Conditions Failure and any Triggering Event otherwise arising from such breaches, (ii) the Investor Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share, (iii) the Company issued the Series A Holders an aggregate of 2,000,000 shares of the Company’s common stock (the “Settlement Shares ”), in full satisfaction of the Company’s obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) the Company agreed to redeem $7,500,000 in stated value of the Series A Preferred by December 31, 2009 (the “December 2009 Redemption”). The Company agreed that, if it fails to so redeem $7,500,000 in stated value of the Series A Preferred by that date (a “Redemption Failure”), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by the Company will increase by an amount equal to 10% of the stated value, (ii) the Company will use its best efforts to obtain shareholder approval to reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50 (which would increase the number of shares of common stock into which the Series A Preferred is convertible), and (iii) the Company will expand the size of its board of directors by two, will appoint two persons designated by the Series A Holders to fill the two newly-created vacancies, and will use its best efforts to amend the Company’s certificate of incorporation to grant the Series A Holders the right to elect two persons to serve on the board.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2005 and 2006 Warrants

All 2005 and 2006 Warrants expired on June 30, 2010.

Placement Agent Warrants

A Black-Scholes option-pricing model was utilized to estimate the fair value of the Placement Agent Warrants as of December 31, 2010. This model is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Quoted Stock Price	$0.17
Exercise Price	$2.00
Expected Life (in years)	2.18
Stock Volatility	98.16%
Risk-Free Rate	1.02%
Dividend Rate	0%

Series A Preferred

A scenario analysis was utilized to estimate the fair value of the Series A Preferred as of December 31, 2010. Two scenarios were considered: 1) the Series A Preferred would be redeemed-in-full; 2) the Series A Preferred would be restructured in order to reduce the redemption price. The probability of the "redeem-in-full" scenario was estimated to be 10% and the probability of the "restructure" scenario was estimated to be 90%. Both scenarios consider the key features of the Series A Preferred, as noted above, and are subject to the significant assumptions discussed below.

An option pricing model ("OPM") was used in the "redeem-in-full" scenario. The OPM assumes that the Series A Preferred would be redeemed in full on October 1, 2011, as specified in the waiver agreement entered into on November 12, 2010. The OPM further assumes that the Company’s publicly traded common stock price appropriately reflected the fair value of the Company’s common equity. Using the Company’s publicly traded common stock price and its capital structure, an implied firm value was calculated and then allocated to each of the Company’s equity securities. This model requires the following key inputs with respect to the Company and/or instrument:

Risk-free Rate	0.24%
Expected Volatility	110.00%
Expected Remain Term until Maturity (in years)	0.75
Expected Dividends	0.00%
Quoted Common Stock Price	$0.17

In the "restructure" scenario, a discounted cash flow analysis was performed using a distressed debt discount rate. This method requires the following key inputs:

Maturity Date	October 1, 2011
Discount Rate (original redemption value)	35%
Discount Rate (penalty value)	50%

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

In accordance with the terms of the agreement, the original owners of TAG agreed to repay $1,000,000 of the original $2,000,000 in consideration in annual installments from 2009 to 2013.

The original owners of TAG have collateralized the note receivable with their personal residence and the 250,000 shares issued to them on the date of acquisition. These shares are being held by the Company in escrow since January 2009 and will be returned upon final payment toward the note receivable.

TAG repaid $25,000 of the balance due to the Company during 2009 and has not made any additional payments.

The Company and the original owners of TAG are in the process of negotiating an agreement. The Company recorded an increase of $400,000 and $575,000 in the reserve against the note receivable which is included in loss from disposal of discontinued operations related to TAG for the years ended December 31, 2010 and 2009, respectively.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the RCA Purchase Agreement, the Company may offer eligible accounts receivable to RCA and if RCA purchases such receivables, the Company will receive an initial upfront payment equal to 90% of the receivable. Following RCA’s receipt of payment from customers for such receivables, RCA will pay the remaining 10% of the receivable less its fees. In addition to the Discount Factor fee and an initial enrollment fee, the Company is required to pay RCA a program access fee equal to a stated percentage of the sold receivable, a quarterly program access fee if the average daily amount of the sold receivables is less than $2,250,000 and RCA’s initial expenses in negotiating the RCA Purchase Agreement and other expenses in certain specified situations. The RCA Purchase Agreement also provides that in the event, but only to the extent, that the conveyance of receivables by the Company is characterized by a court or other governmental authority as a loan rather than a sale, the Company shall be deemed to have granted RCA effective as of the date of the first purchase under the RCA Purchase Agreement, a security interest in all of the Company’s right, title and interest in, to and under all of the receivables sold by the Company to RCA, whether now or hereafter owned, existing or arising. The initial term of the RCA Purchase Agreement ended on December 31, 2009 and was extended to October 15, 2010 and further extended to October 15, 2011.

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Receivables factored net of advances from the factor were $84,463 and $199,876 as of December 31, 2010 and 2009, respectively.

10. INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2010 and 2009 consist of the following:

	2010	2009
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	$-	$1,002,858
State	-	164,977
	-	1,167,835
Benefit from the operating loss carryforward	-	-
Benefit from operating loss carryback	-	(414,864)
Provision (benefit) for income taxes, net	$-	$752,971

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference in income tax expense computed by applying the federal statutory corporate tax rate and effective rate is as follows:

	2010	2009
Statutory federal income tax rate	34.0%	34.0%
Increase in valuation allowance	(22.9)%	(28.0)%
State income taxes	-	-
Other	(11.1)%	(10.8)%
Effective tax rate	-%	(4.8)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

	2010	2009
Deferred income tax asset:
Net operating loss carry-forwards	$5,847,809	$3,727,015
Stock options	253,335	155,054
Allowance for doubtful accounts	216,735	88,107
Charitable contributions	402,341	378,454
Long-term contracts	215,221	1,235,602
Capital loss carryover	217,711	-
Fixed assets	354,283	-
Inventory reserve	61,549	-
Deferred rent	83,954	-
Valuation allowance	(7,584,868)	(5,392,011)
Deferred income tax asset	$68,070	$192,221

	2010	2009
Deferred income tax liability:
Intangibles	$(68,070)	$(22,774)
Change in accounting method	-	(169,447)
Deferred income tax liability	$(68,070)	$(192,221)

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total current and noncurrent deferred tax asset and liabilities are as follows:

	2010	2009
Current deferred tax
Asset	$1,928	$521
Liability	-	-
Net deferred income tax asset	$1,928	S 521
Non-current deferred tax
Asset	$66,142	$191,700
Liability	(68,070)	(192,221)
Net deferred income tax liability	$(1,928)	$(521)

The changes in the valuation allowance for deferred tax asset for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Beginning balance	$5,392,011	$995,392
Change in allowance	2,192,857	4,396,619
Ending balance	$7,584,868	$5,392,011

The Company has a federal net operating loss carryforwards of approximately $14,690,000 available to offset future taxable income through 2030. The Company also has state net operating loss carryforwards of approximately $8,010,000 available to offset future state taxable income which expires in 2029.

Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change of control of a company (as defined in Section 382). The Company performed a preliminary evaluation as to whether a change of control has taken place and concluded that no such change has occurred to date. If it is determined that a change of control has taken place either historically or in the future, utilization of the Company’s net operating loss carryforwards could be subject to severe limitations, which could have the effect of eliminating substantial portion of the future income tax benefits of the net operating loss carryforwards.

The implementation of ASC 740-10 did not result in any current or any cumulative effect adjustment. Therefore, no adjustment was recorded to retained earnings upon adoption. For the years ended December 31, 2010 and 2009, the Company performed a tax analysis in accordance with ASC 740-10. Based upon that analysis, the Company was not required to accrue liabilities for uncertain tax positions pursuant to ASC 740-10 for the years ended December 31, 2010 and 2009, respectively, If the Company were to have any liabilities for uncertain tax positions, its accounting policy with respect to interest and penalties is to classify these amounts as income taxes. Since no liabilities for tax uncertainties have been recorded, there is no interest recognized in the statement of operations as of December 31, 2010 and 2009 and no interest is accrued as of December 31, 2010 and 2009.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SEGMENT INFORMATION

The Company classifies its business operations into two reportable segments which are ADSI and APSG. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated.

The Company’s management evaluates segment performance based on several factors, of which the key financial measure is operating income (loss). Goodwill is recorded in the Company’s ADSI segment. Information as to the operations of the Company’s reportable segments is set forth below.

	2010	2009

REVENUE
ADSI	$31,461,148	$41,390,254
APSG	8,057,906	4,503,725
	$39,519,054	$45,893,979

OPERATING INCOME (LOSS)
ADSI	$(4,576,846)	$(7,909,858)
APSG	74,735	721,715
	$(4,502,111)	$(7,188,143)

TOTAL ASSETS
ADSI	$7,363,039	$12,698,818
APSG	2,408,431	4,829,616
	$9,771,470	$17,528,434

12. SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2010 through the date the financial statements were issued, and except as disclosed below, the Company concluded that no other events required disclosure in these consolidated financial statements.

On March 22, 2011, the Company entered into a Securities Redemption Agreement (the "Redemption Agreement") with the Series A Holders, pursuant to which the Company sold to the Series A Holders all of the issued and outstanding membership interests in APSG, the Company’s wholly-owned subsidiary.  The Series A Holders own an aggregate of 15,000 shares of the Series A Preferred.  In exchange for the sale of the APSG interests to the Series A Holders, the Series A Holders (i) paid the Company $1,000,000 in cash at the closing of the transactions contemplated by the Redemption Agreement and (ii) tendered to the Company the Series A Preferred, which had an aggregate redemption price of $16,500,000.  Upon the closing of the transactions contemplated by the Redemption Agreement, the Series A Holders will own 100% of the APSG interests and APSG will no longer be a subsidiary of the Company. APSG accounted for $8,057,906 or 20% of consolidated revenue and $74,735 of operating income compared to an operating loss of $4,502,111 for the consolidated Company for the year ended December 31, 2010. As of December 31, 2010, APSG had total assets of $2,408,431 or 25% of consolidated assets.

In connection with the Redemption Agreement, the Company and the Series A Holders entered into a Membership Interest Option Agreement (the "Option Agreement") pursuant to which the Series A Holders granted the Company an option (the “Option”) to repurchase the APSG interests within six months following the closing of the transactions contemplated by the Redemption Agreement at a cash purchase price equal to the sum of (i) $15,525,000, plus (ii) the amount of any net investment made in APSG concurrently with and following the closing of the Redemption Agreement and prior to the closing of the purchase of the APSG membership interests pursuant to exercise of the Option.

EXHIBIT INDEX

Exhibit Numbers	Exhibits
21.1	Subsidiaries of Registrant

23.1	Consent of Marcum LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.