Form 10-Q
period 2011-03-31
AMERICAN DEFENSE SYSTEMS INC
filed 2011-05-23
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

As of May 16, 2011, 54,341,685 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

PART I

Item 1.     Condensed Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 *
ASSETS

CURRENT ASSETS
Cash	$745,689	$249,855
Accounts receivable, net of allowance for doubtful accounts of $383,561 and $380,756 as of March 31, 2011 and December 31, 2010, respectively	1,063,491	1,041,491
Accounts receivable factoring	2,959	84,463
Tax receivable	101,641	101,641
Costs in excess of billings on uncompleted contracts, net	1,500,999	1,472,606
Prepaid expenses and other current assets	285,328	395,845
Deferred tax assets	1,928	1,928
Assets of discontinued operations	-	1,903,276

TOTAL CURRENT ASSETS	3,702,035	5,251,105

Property and equipment, net	1,287,404	1,961,610
Deferred financing costs, net	-	454,741
Goodwill	-	812,500
Deposits	604,138	639,138
Assets of discontinued operations	-	652,376

TOTAL ASSETS	$5,593,577	$9,771,470

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 *
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$3,011,001	$3,178,119
Accrued expenses	115,727	450,035
Warrant liability	5,697	8,822
Mandatorily redeemable Series A convertible preferred stock (cumulative), 15,000 shares authorized issued and outstanding	-	14,010,000
Liabilities of discontinued operations	-	1,671,350

TOTAL CURRENT LIABILITIES	3,132,425	19,318,326

LONG TERM LIABILITIES
Deferred rent	225,807	211,963
Deferred tax liability	1,928	1,928

TOTAL LIABILITIES	3,360,160	19,532,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)

Common stock, $0.001 par value, 100,000,000 shares authorized, 54,341,685 shares issued and outstanding as of March 31, 2011 and December 31, 2010	54,341	54,341
Additional paid-in capital	16,539,987	16,506,708
Accumulated deficit	(14,360,911)	(26,321,796)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	2,233,417	(9,760,747)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$5,593,577	$9,771,470

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2011	2010

CONTRACT REVENUES EARNED	$2,536,152	$11,308,964

COST OF REVENUES EARNED (exclusive of depreciation
shown separately below)	1,386,543	6,583,438

GROSS PROFIT	1,149,609	4,725,526

OPERATING EXPENSES
General and administrative expenses	817,018	1,430,230
General and administrative salaries	703,895	884,218
Sales and marketing	171,403	562,809
T2 expenses	102,361	218,848
Research and development	115,159	121,717
Depreciation	269,754	287,196
Professional fees	238,864	573,370
TOTAL OPERATING EXPENSES	2,418,454	4,078,388

OPERATING (LOSS) INCOME	(1,268,845)	647,138

OTHER INCOME (EXPENSE)

Unrealized loss on adjustment of fair value Series A convertible preferred stock classified as a liability	(2,395,592)	(646,100)
Unrealized gain (loss) on warrant liability	3,125	(24,429)
Gain on sale of fixed asset	54,475	-
Gain on redemption of mandatorily redeemable preferred stock	12,786,969	-
Interest expense	(236,118)	(644,729)
Interest expense - mandatorily redeemable preferred stock dividends	-	(375,000)
Finance charge	(20,212)	(79,781)
TOTAL OTHER INCOME (EXPENSE)	10,192,647	(1,770,039)

INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	8,923,802	(1,122,901)

INCOME TAX PROVISION	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	8,923,802	(1,122,901)

DISCONTINUED OPERATIONS (Note 6):
INCOME FROM DISCONTINED OPERATIONS, (including gain on disposal of $2,910,565), NET OF TAX of $0	3,037,083	298,496

NET INCOME (LOSS)	$11,960,885	$(824,405)

Weighted Average Shares Outstanding (Basic and Diluted)	54,341,685	46,798,263

Income (Loss) per Share (Basic and Diluted)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.16	$(0.02)
INCOME FROM DISCONTINED OPERATIONS, NET OF TAX	$0.06	$0.01
NET INCOME (LOSS)	$0.22	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$11,960,885	$(824,405)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on redemption of preferred stock	(12,786,969)	-
Gain on disposal of subsidiary	(2,910,565)	-
Gain on sale of fixed asset	(54,475)	-
Change in costs in excess of billings reserve	-	30,000
Change in fair value associated with preferred stock and warrants liabilities	2,392,467	670,529
Stock based compensation expense	33,279	118,007
Amortization of deferred financing costs	141,710	386,889
Amortization of discount on Series A preferred stock	94,408	254,257
Depreciation and amortization	269,754	288,830
Bad debt expense	2,805	45,000
Deferred rent	13,844	204,309
Stock issued for payment of dividends on preferred stock	-	375,000

Changes in operating assets and liabilities:
Accounts receivable	(605,653)	(2,041,284)
Accounts receivable factoring	81,504	(146,219)
Deposits and other assets	14,255	88,001
Cost in excess of billing on uncompleted contracts	60,330	1,684,392
Prepaid expenses and other current assets	(44,954)	(61,349)
Accounts payable and accrued expenses	256,308	(957,567)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,081,067)	114,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed asset	429,697	-
Proceeds from disposal of subsidiary/redemption of preferred stock	1,000,000	-
Purchase of equipment	(6,273)	(50,706)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,423,424	(50,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	24,287
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	24,287

NET INCREASE IN CASH	342,357	87,971

CHANGE IN CASH OF DISCONTINUED OPERATIONS, INCLUDING
CASH DISPOSED OF AT THE TRANSACTION DATE	153,477	-

CASH AT BEGINNING OF YEAR	249,855	-
CASH AT THE END OF PERIOD	$745,689	$87,971

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Non cash investing and financing activities:
Redemption of mandatorily redeemable preferred stock	$16,500,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In January 2008, American Physical Security Group, LLC (“APSG”) was established as a wholly owned subsidiary of the Company for the purposes of acquiring the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades. APSG is located in North Carolina. On March 22, 2011, the Company entered into a Securities Redemption Agreement, as more fully discussed in Note 6, with the holders of its Series A convertible preferred stock (the “Series A Holders”), pursuant to which the Company sold to the Series A Holders all of the issued and outstanding membership interests in APSG. As such the results of APSG have been reflected in discontinued operations for all periods presented.

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2010 filed on April 15, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, AJP and American Institute for Defense and Tactical Studies, Inc. (“T2”). All significant intercompany accounts and transactions have been eliminated in consolidation.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management Liquidity Plans

As of March 31, 2011, the Company had working capital of $569,610, an accumulated deficit of $14,360,911, shareholders’ equity of $2,233,417 and cash on hand of $745,689. The Company had an operating loss of $(1,268,845) and operating income of $647,138 for the three months ended March 31, 2011 and 2010, respectively. The Company had income from continuing operations for the three months ended March 31, 2011 of $8,923,802, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock, and losses from continuing operations for the three months ended March 31, 2010 of $(1,122,901). The Company had net income (losses) of $11,960,885 and $(824,405) for the three months ended March 31, 2011 and 2010, respectively. The Company had net cash used in operations of $(1,081,067) and net cash provided by operations of $114,390 for the three months ended March 31, 2011, and 2010, respectively. The Company entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A convertible preferred stock (the “Series A Preferred”), as more fully discussed in Note 6. In addition, the Company is currently seeking to raise capital or obtain access to capital sufficient to permit the Company to meet its future cash flow needs though there can be no assurance that the Company will be able to obtain additional financing on commercially reasonable terms or at all. The Company also continues to explore all sources of increasing revenue. If the Company is unable in the near term to raise capital or increase revenue, it will not have sufficient cash to sustain its operations for the next twelve months. As a result the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2011 through the date these financial statements were issued. Management concluded that no subsequent events required disclosure in these financial statements except as noted below.

On May 16, 2011, the Company received notice from the staff of the NYSE Amex LLC (the “Exchange”) that, based on their review of the Company’s Form 10-K for the period ended December 31, 2010, the Company is not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the Exchange’s Company Guide. Specifically, the Exchange noted that the Company is not in compliance with (a) Section 1003(a)(i) of the Company Guide because it reported stockholders’ equity of less than $2,000,000 as of December 31, 2010 and losses from continuing operations and net losses in two of its three most recent fiscal years ended December 31, 2010, (b) Section 1003(a)(ii) of the Company Guide because it reported stockholders’ equity of less than $4,000,000 as of December 31, 2010 and losses from continuing operations and net losses in three of its four most recent fiscal years ended December 31, 2010 and (c) Section 1003(a)(iv) of the Company Guide because the Company has sustained losses which are so substantial in relation to the Company’s overall operations or the Company’s existing financial resources, or the Company’s financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

In order to maintain listing of the Company’s common stock on Exchange, the Company must submit a plan by June 15, 2011, addressing how the Company intends to regain compliance with Section 1003(a)(iv) by August 16, 2011 and Sections 1003(a)(i) and 1003(a)(ii) by November 16, 2012. The Company expects to submit such a plan by the June 15, 2011 deadline. If the Exchange accepts the plan, then the Company may be able to continue its listing during the plan period, up to November 16, 2012, during which time the Company will be subject to periodic reviews to determine whether it is making progress consistent with the plan. If the Company fails to submit a plan acceptable to the Exchange or, if the plan is accepted but the Exchange determines that the Company is not making progress consistent with the plan or that the Company is not in compliance with all continued listing standards of the Company Guide by November 16, 2012, then the Company expects the Exchange will initiate delisting proceedings.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s common stock continues to trade on the Exchange under the symbol “EAG,” however, the Exchange has advised the Company that the Exchange is utilizing the financial status indicator fields in the Consolidated Tape Association’s Consolidated Tape System and Consolidated Quote Systems Low Speed and High Speed Tapes to identify companies that are in noncompliance with the Exchange’s continued listing standards. Accordingly, the Company will become subject to the trading symbol extension “.BC” to denote its noncompliance.

In addition, the Exchange staff notified the Company, in accordance with Section 1003(f)(v) of the Company Guide, that it deems it appropriate for the Company to effect a reverse stock split to address the low selling price per share of its common stock and that if a reverse stock split is not completed by November 16, 2011, the Exchange may consider suspending dealings in, or removing from the list, the Company’s common stock.

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

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of March 31, 2011 and December 31, 2010, there were no such provisions made.

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

The Company has one supplier that provided 10% of its supply needs during the quarter ended March 31, 2011. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the three months ended March 31, 2011, the Company derived 16% and 64%, respectively, of its revenues from various U.S. government entities, and two other customers. For the three months ended March 31, 2010, the Company derived 93% of its revenues from various U.S. government entities.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $383,561 and $380,756, respectively.

Segment Reporting

As a result of the sale of APSG on March 22, 2011 (see Note 6) the Company currently classifies its business operations into one reportable segment.

Income (Loss) per Share

Basic income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options, warrants and convertible preferred stock.

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	March 31,
In Thousands	2011	2010

Warrants to purchase Common Stock	675,001	1,448,681

Options to purchase Common Stock	2,479,000	2,330,000

Series A Convertible Preferred Stock *	-	7,500,000

Total potential Common Stock	3,154,001	11,278,681

* The Company entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series Preferred as more fully discussed in Note 6. On April 9, 2010, pursuant to the amendment of the Company’s certificate of incorporation, the conversion price of the Series A Preferred was reduced to $0.50 and all of the outstanding shares of the Series A Preferred were convertible into 30,000,000 shares of common stock.

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

The Company did not have any assets or liabilities categorized as Level 1 or Level 2 as of March 31, 2011 or December 31, 2010. There were no transfers into or out of Level 1 or Level 2 during the quarters ended March 31, 2011 or 2010.

The following summarizes the Company’s assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Liabilities
Placement Agent Warrants (1)	$5,697	$-	$-	$5,697

Total Liabilities	$5,697	$-	$-	$5,697

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities
Series A Preferred (1)	$14,010,000	$-	$-	$14,010,000
Placement Agent Warrants (1)	8,822	-	-	8,822

Total Liabilities	$14,018,822	$-	$-	$14,018,822

(1)       Methods and significant inputs and assumptions are discussed in Note 5 below.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Total
Balance – January 1, 2011	$14,010,000	$-	$-	$8,822	$14,018,822
Amortization of debt discount	94,408	-	-	-	94,408
Change in fair value	2,395,592	-	-	(3,125)	2,392,467
Redemption	(16,500,000)	-	-	-	(16,500,000)

Balance – March 31, 2011	$-	$-	$-	$5,697	$5,697

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Total
Balance – January 1, 2010	$12,429,832	$4,372	$1,494	$29,547	$12,465,245
Amortization of debt discount	254,257	-	-	-	254,257
Change in fair value	646,100	(4,290)	(1,466)	30,185	670,529

Balance – March 31, 2010	$13,330,189	$82	$28	$59,732	$13,390,031

The change in fair value recorded for Level 3 liabilities for the periods above are reported in other income (expense) on the condensed consolidated statement of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605, on revenue recognition which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method and also requires expanded disclosures. This guidance is effective for the Company for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The adoption of this standard will have an impact on the Company’s consolidated financial position and results of operations for all multiple deliverable arrangements entered into or materially modified in 2011.

In January 2010, the FASB issued new accounting guidance, under ASC Topic 820, on Fair Value Measurements and Disclosures, which requires new disclosures and clarifies some existing disclosure requirements about fair value measurement. Under the new guidance, a reporting entity should (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the guidance effective for interim and annual reporting periods beginning after December 15, 2010 and 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financial Receivables and the Allowance for Credit Losses, which amends ASC Topic 310 by requiring additional disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses on a disaggregated basis. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The guidance is effective for the first reporting period ending on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Costs in excess of billing on uncompleted contracts were $1,500,999 and $1,472,606 as of March 31, 2011 and December 31, 2010, respectively.

Backlog
The estimated gross revenue on work to be performed on backlog was approximately $10 million and $28 million as of March 31, 2011 and 2010, respectively.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At March 31, 2011 and December 31, 2010, the Company had accounts receivable of $1,063,491 and $1,041,491, respectively and an allowance for doubtful accounts of $383,561 and $380,756, respectively. The Company recorded bad debt expense of $2,805 and $45,000 for the three months ended March 31, 2011 and 2010, respectively.

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

On February 29, 2008, Roy Elfers, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The Company filed an answer to the complaint. The parties have completed discovery and have completed taking depositions. Trial is scheduled for June 2011. The Company intends to vigorously defend this action.

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. On April 2, 2008, the Company filed a response to the charges. The Company intends to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well one claim for conversion of his personal property which Mr. Cusack has also asserted against the Company’s executive officers.  On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud. The parties have completed the discovery and depositions. The parties submitted motions for summary judgment and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On September 13, 2010, the Company appealed this decision. On January 14, 2011, the Court stayed the trial pending the appeal of the summary judgment decision. Mr. Cusack seeks damages in excess of $3,000,000. The Company intends to vigorously defend this action.

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint seeks $1,187,510 for goods allegedly sold to American Defense Systems, Inc., for which payment was not received. This amount is included in accounts payable in the condensed consolidated balance sheet as of March 31, 2011. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for American Defense Systems, Inc. sought and obtained an Order from the Court extending its time to respond to the Court’s March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff’s motion for entry of a default judgment. The motion is not yet fully submitted to the Court for its review and, accordingly, the Court has not yet made any determination as to the Defendants’ request to set aside the default.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.      SHAREHOLDERS’ EQUITY (DEFICIENCY)

The following table summarizes the changes in shareholders' equity (deficiency) for the three months ended March 31, 2011:

Balance - January 1, 2011	$(9,760,747)

Stock based compensation	33,279

Net income	11,960,885

Balance - March 31, 2011	$2,233,417

Warrants

The following is a summary of stock warrants outstanding at March 31, 2011:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives (in years)
Balance – January 1, 2011	675,001	$2.00	2.18
Granted	-	n/a	-
Exercised	-	n/a	-
Cancelled, Forfeited or expired	-	n/a	-
Balance – March 31, 2011	675,001	$2.00	1.94

Exercisable – March 31, 2011	675,001

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. The Company also recognizes the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows. As a result, the Company’s net income (loss) before taxes for the three months ended March 31, 2011 and 2010 included $33,279 and $118,007 of stock based compensation, respectively. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options outstanding at March 31, 2011:

		Weighted-		Weighted Average
		Average Exercise	Aggregate	Remaining Contractual
	Stock Options	Price	Intrinsic Value	Life (In years)

Outstanding, January 1, 2011	2,505,000	$1.65	-	4.38
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Cancelled/forfeited	(26,000)	2.00	n/a	n/a
Outstanding, March 31, 2011	2,479,000	$1.65	-	4.14

Exercisable, March 31, 2011	1,313,000	$1.84		3.84

As of March 31, 2011, there was a total of $295,551 of unrecognized compensation arrangements granted under the Company’s 2007 Incentive Compensation Plan (the “2007 Plan”). The cost is expected to be recognized through 2015.

The Company did not issue any options during the three months ended March 31, 2011.

5.	MANDATORILY REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANT LIABILITIES

Series A Preferred

The Series A Preferred was redeemable on October 1, 2011 and convertible into shares of common stock at a rate of 2,000 shares of common stock for each share of Series A Preferred. On March 22, 2011, the Company entered into a Securities Redemption Agreement (the "Redemption Agreement") with the Series A Holders, pursuant to which the Company sold to the Series A Holders all of the issued and outstanding membership interests in APSG, the Company’s wholly-owned subsidiary.  The Series A Holders owned an aggregate of 15,000 shares of the Series A Preferred.  In exchange for the sale of the APSG interests to the Series A Holders, the Series A Holders (i) paid the Company $1,000,000 in cash at the closing of the transactions and (ii) tendered to the Company the Series A Preferred, which had an aggregate redemption price of $16,500,000. Upon the closing of the transactions, the Series A Holders own 100% of the APSG interests and APSG is no longer be a subsidiary of the Company.

In connection with the Redemption Agreement, the Company and the Series A Holders entered into a Membership Interest Option Agreement (the "Option Agreement") pursuant to which the Series A Holders granted the Company an option (the “Option”) to repurchase the APSG interests within six months following the closing of the transactions contemplated by the Redemption Agreement at a cash purchase price equal to the sum of (i) $15,525,000, plus (ii) the amount of any net investment made in APSG concurrently with and following the closing of the Redemption Agreement and prior to the closing of the purchase of the APSG membership interests pursuant to exercise of the Option. An analysis of the Option was performed and its value was deemed to be immaterial.

The total consideration the Company received in connection with the Redemption Agreement was $1.0 million in cash and the return and extinguishment of the mandatorily redeemable Series A Preferred which had a redemption value of $16.5 million. The Company prepared a preliminary estimate of the fair value of APSG and allocated $4.4 million of the consideration to the sale of APSG and the residual amount of the consideration was allocated to the redemption of the Series A Preferred. The Company recorded a gain on the redemption of the Series A Preferred, which had been previously accounted for as a liability, of approximately $13 million, net of the write off of the unamortized deferred financing costs, for the three months ended March 31, 2011.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2005 Warrants, 2006 Warrants, and Placement Agent Warrants

Upon issuance, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants met the requirements for equity classification set forth in Emerging Issues Task Force (“EITF”) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and Statement of Financial Accounting Standards (“SFAS”) No. 133, as codified in ASC 815. However, effective January 1, 2009, the Company was required to analyze its then outstanding financial instruments in accordance with EITF 07-5 as codified in ASC 815-40. Based on the Company’s analysis, its 2005 Warrants, 2006 Warrants, and Placement Agent Warrants, include price protection provisions whereby the exercise price could be adjusted upon certain financing transactions at a lower price per share and could no longer be viewed as indexed to the Company’s common stock. As a result, the 2005 Warrants, 2006 Warrants, and Placement Agent Warrants are accounted for as “derivatives” under ASC 815 and recorded as liabilities at fair value as of January 1, 2009 with changes in subsequent period fair value recorded in the statement of operations. The 2005 and 2006 Warrants expired in June 2010.

Fair values for the Company’s derivatives and financial instruments are estimated by utilizing valuation models that consider current and expected stock prices, volatility, dividends, market interest rates, forward yield curves and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates which may change in the future. The methods and significant inputs and assumptions utilized in estimating the fair value of the Placement Agent Warrants are discussed below. Each of the measurements is considered a Level 3 measurement as a result of at least one unobservable input.

Placement Agent Warrants

The Company estimated the fair value of the Placement Agent Warrants as of March 31, 2011. The model used is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Quoted Stock Price	$0.16
Exercise Price	$2.00
Expected Life (in years)	1.94
Stock Volatility	98.16%
Risk-Free Rate	1.29%
Dividend Rate	0%

6.      DISCONTINUED OPERATIONS

On March 22, 2011, the Company entered into a Securities Redemption Agreement (the "Redemption Agreement") with the Series A Holders, pursuant to which the Company sold to the Series A Holders all of the issued and outstanding membership interests in APSG, the Company’s wholly-owned subsidiary.  The Series A Holders owned an aggregate of 15,000 shares of the Series A Preferred.  In exchange for the sale of the APSG interests to the Series A Holders, the Series A Holders (i) paid the Company $1,000,000 in cash at the closing of the transactions and (ii) tendered to the Company the Series A Preferred, which had an aggregate redemption price of $16,500,000.  Upon the closing of the transactions, the Series A Holders own 100% of the APSG interests and APSG is no longer be a subsidiary of the Company.

In connection with the Redemption Agreement, the Company and the Series A Holders entered into a Membership Interest Option Agreement (the "Option Agreement") pursuant to which the Series A Holders granted the Company an option (the “Option”) to repurchase the APSG interests within six months following the closing of the transactions contemplated by the Redemption Agreement at a cash purchase price equal to the sum of (i) $15,525,000, plus (ii) the amount of any net investment made in APSG concurrently with and following the closing of the Redemption Agreement and prior to the closing of the purchase of the APSG membership interests pursuant to exercise of the Option. An analysis of the Option was performed and its value was deemed to be immaterial.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The lease for the facility in North Carolina that APSG occupies is in the Company’s name, however, APSG pays the rent directly to the landlord.

The presentation herein of the results of continuing operations excludes APSG for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010:

	2011	2010
Revenues	$969,291	$4,136,580
Income from discontinued operations before income taxes	126,518	298,496
Gain on disposal of APSG	2,910,565	-
Income tax expense	-	-
Income from discontinued operations, net of tax	$3,037,083	$298,496

The following amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated balance sheet at December 31, 2010:

Current Assets:
Cash	$178,304
Accounts receivable, net	1,417,240
Inventory	307,732
1,903,276

Long-term Assets:
Property and equipment, net	17,926
Intangibles	634,450
652,376

Liabilities
Accounts payable and accrued expenses	$1,671,350

Cash flows from discontinued operations were not reported separately for the three months ended March 31, 2011 and 2010.

The total consideration the Company received in connection with the Redemption Agreement was $1.0 million in cash and the return and extinguishment of the mandatorily redeemable Series A Preferred which had a redemption value of $16.5 million. The Company allocated $4.4 million of the consideration to the sale of APSG based on a preliminary calculation of the fair value of APSG with the residual amount of the consideration allocated to the redemption of the Series A Preferred. The Company recorded a gain on the sale of APSG of approximately $3 million for the three months ended March 31, 2011 based on the difference between the allocated consideration and the net book value of APSG, including goodwill.

7.      INCOME TAXES

In its interim financial statements the Company follows the guidance in ASC 270, “Interim Reporting” (“ASC 270”) and ASC 740, “Income Taxes” (“ASC 740”) whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period’s income or loss. That rate differs from the U.S. statutory rate primarily as a result of certain net operating loss carryforwards and permanent differences between book and tax reporting. Based on its preliminary assessment, the Company believes the transactions entered into on March 22, 2011 (See Notes 5 and 6) will not result in significant tax as a result of differences in book and tax reporting and the availability of net operating losses to offset taxable income.

The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There are no current tax examinations in progress. As of March 31, 2011, the Company remains subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2010.

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

Our contract backlog as of March 31, 2011 was $10 million. We estimate that it will all be filled during the remainder of 2011. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM's and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

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

General and Administrative Salaries.         General and administrative salaries expenses consist of compensation for the officers, and IT, design and engineering personnel.  We expect that in 2011, general and administrative salaries expenses will decrease in absolute dollars and decrease as a percentage of revenues due to the cost cutting measures, which include reduction in labor costs, implemented in 2010 and the first quarter of 2011.

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

We believe that of our significant accounting policies, which are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction.  However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of March 31, 2011, there were no such provisions made.

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

In accordance with ASC 718 “Compensation–Stock Compensation” we record stock based compensation at fair value. We use the Black-Scholes option pricing model to measure the fair value of our option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. In 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, as codified in ASC 718-10-599, which provides supplemental implementation guidance for ASC 718.

Stock-based compensation expense recognized will be based on the estimated portion of the awards that are expected to vest. We will apply estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors.

We recognized $33,279 and $118,007 in stock compensation expense for the three months ended March 31, 2011 and 2010, respectively.

Fair Value Measurements.     We follow the provisions of ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance as they must be measured initially at fair value. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9.8 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3.6 million. These liabilities were subsequently adjusted to fair value as of March 22, 2011 (date of redemption) and March 31, 2010, which resulted in a loss of $2.4 million and $0.6 million for the period from January 1, 2011 through March 22, 2011 and the three months ended March 31, 2010, respectively.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. The following discussion excludes results of discontinued operations.

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenues.    Revenues for the three months ended March 31, 2011 were $2.5 million, a decrease of $8.8 million, or 77.9%, as compared to revenues of $11.3 million in the comparable period in 2010. This decrease was due primarily to a slow-down in government orders.

Cost of Revenues.     Cost of revenues for the three months ended March 31, 2011 was $1.4 million, a decrease of $5.2 million, or 78.8%, over cost of revenues of $6.6 million in the comparable period in 2010. This decrease resulted primarily from the decline in revenue.

Gross Profit.    Gross profits for the three months ended March 31, 2011 and 2010 were $1.1 million and $4.7 million, respectively. Gross profit margin was 45.3% and 41.8% for three months ended March 31, 2011 and 2010, respectively. The increase in gross profit margin resulted primarily from a better product mix in 2011 from spare parts and field service representatives.

Sales and Marketing Expenses.    Sales and marketing expenses for the three months ended March 31, 2011 and 2010 were $171,403 and $562,809, respectively, representing a decrease of $391,406, or 69.5%. The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing, and a reduction in headcount of 4 employees.

T2 Expenses.    T2 expenses for the three months ended March 31, 2011 and 2010 were $102,361 and $218,848, respectively, representing a decrease of $116,487, or 53.2%. The decrease was due primarily to a decrease in T2 salary expense resulting from the decrease in the number of T2 employees.

Research and Development Expenses.    Research and development expenses for the three months ended March 31, 2011 and 2010 were $115,159 and $121,717, respectively, a decrease of $6,558 or 5.4%.

General and Administrative Expenses.    General and administrative expenses for the three months ended March 31, 2011 and 2010 were $817,018 and $1,430,230 respectively. The decrease of $613,212 or 42.9% was due primarily to lower general liability insurance due to decreased sales and a reduction in travel expenses.

General and Administrative Salaries Expense.    General and administrative salaries expenses for the three months ended March 31, 2011 and 2010 were $703,895 and $884,218, respectively. The decrease of $180,323 or 20.4% was due primarily to a reduction in headcount of 5 employees.

Depreciation Expense.    Depreciation expense was $269,754 and $287,196 for the three months ended March 31, 2011 and 2010, respectively, a decrease of $17,442, or 6.1%.

Professional Fees.     Professional fees for the three months ended March 31, 2011 and 2010 were $238,864 and $573,370, respectively. The decrease of $334,506 or 58.3% was due primarily to a decrease in legal and outside consulting fees.

Other (Income) and Expense.     Our Series A Preferred was recorded at fair value through March 22, 2011 with changes in fair value recorded in the statement of operations. We experienced a loss on adjustment of fair value with respect to our Series A Preferred of $2,395,592 and $646,100 for the three months ended March 31, 2011 and 2010, respectively. In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $236,118 and $641,146 for the three months ended March 31, 2011 and 2010, respectively. We also recorded a gain on the redemption of the Series A Preferred of $12,786,969 for the three months ended March 31, 2011 (see Note 5 of the accompanying condensed consolidated financial statements).

Income from Discontinued Operation.     We recorded income from discontinued operation of $3,037,083 which included a gain on the sale of APSG of $2,910,565 for the three months ended March 31, 2011 (see Note 6 of the accompanying condensed consolidated financial statements).

Liquidity and Capital Resources

The primary sources of our liquidity during the three months ended March 31, 2011 were proceeds from the sale of APSG and the redemption of the Series A Preferred, as well as proceeds from the sale of a fixed asset. As of March 31, 2011, our principal sources of liquidity are net accounts receivable of $1.1 million and costs in excess of billings of $1.5 million as well as our ability to sell future accounts receivable under an accounts receivable purchase agreement with Republic Capital Access (RCA).

As of March 31, 2011, we had working capital of $569,610, an accumulated deficit of $14,360,911, shareholders’ equity of $2,233,417 and cash on hand of $745,689. We had an operating loss of $(1,268,845) and operating income of $647,138 for the three months ended March 31, 2011 and 2010, respectively.  We had income from continuing operations for the three months ended March 31, 2011 of $8,923,802, including a gain of $12,786,969 on the redemption of preferred stock, and losses from continuing operations for the three months ended March 31, 2010 of $(1,122,901). We had net income (losses) of $11,960,885 and $(824,405) for the three months ended March 31, 2011 and 2010, respectively. We had net cash used in operations of $(1,081,067) and net cash provided by operations of $114,390 for the three months ended March 31, 2011, and 2010, respectively.  We entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A convertible preferred stock (the “Series A Preferred”), as more fully discussed in Note 6 of the accompanying condensed consolidated financial statements. In addition, we are currently seeking to raise capital or obtain access to capital sufficient to permit us to meet our future cash flow needs though there can be no assurance that we will be able to obtain additional financing on commercially reasonable terms or at all. We also continue to explore all sources of increasing revenue. If we are unable in the near term to raise capital or increase revenue, we will not have sufficient cash to sustain our operations for the next twelve months. As a result we may be forced to further reduce or even curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net Cash (Used In) Provided By Operating Activities. Net cash used in operating activities was $1,081,067 for the three months ended March 31, 2011 compared to net cash provided by operating activities of $114,390 for the three months ended March 31, 2010. Net cash used in operating activities during the three months ended March 31, 2011 consisted primarily of changes in our operating assets and liabilities of $(238,210), including changes in accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses. Net cash provided by operating activities during the three months ended March 31, 2010 consisted primarily of changes in our operating assets and liabilities including accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses. The changes in accounts receivable and costs in excess of billing of $2.0 million and $1.7 million, respectively, reflect the increases in receivables from completed projects and a decrease in costs incurred on projects in process as of March 31, 2010.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2011 was $1,423,424 and consisted of $1,000,000 of proceeds from the sale of APSG and the redemption of the Series A Preferred, as well as proceeds from the sale of a fixed asset of 429,697, partially offset by leasehold improvements and purchases of computer equipment. Net cash used in investing activities for the three months ended March 31, 2010 was $50,706 and consisted of purchases of general and computer equipment, and leasehold improvements.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $0 and $24,287, respectively.

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

The initial term of the purchase agreement ended on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to an amendment to the purchase agreement in October 2009, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) was extended from December 31, 2009 to October 15, 2010, and the discount factor rate was reduced from 0.524% to 0.4075%. On November 12, 2010, we signed an amendment to the purchase agreement which extended the term to October 15, 2011. As of March 31, 2011, RCA held approximately $3,000 of accounts receivable for which RCA has not received payment from our customers.

Series A Convertible Preferred Stock

In March and April 2008, we sold shares of our Series A Convertible Preferred Stock (or Series A Preferred) and warrants to purchase our common stock (or Investor Warrants). We received aggregate gross proceeds of $15.0 million, before fees and expenses of the placement agent in the transaction and other expenses. The Series A Preferred had a mandatory redemption date of October 1, 2011.

On March 22, 2011, the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in American Physical Security Group, LLC (“APSG”), the Company’s wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock.  In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions and (ii) tendered to the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000.  Upon the closing of the transactions, APSG is no longer a subsidiary of our company.  In connection with the Redemption Agreement, the Company and the holders of our Series A Convertible Preferred Stock entered into that certain Membership Interest Option Agreement (the "Option Agreement") pursuant to the Company was granted an option (the “Option”) to repurchase APSG within six (6) months following the closing of the transactions contemplated by the Redemption Agreement at a cash purchase price equal to the sum of (i) $15,525,000, plus (ii) the amount of any net investment made in APSG concurrently with and following the closing of the Redemption Agreement and prior to the closing of the purchase of the APSG membership interests pursuant to exercise of the Option. An analysis of the Option was performed and its value was deemed to be immaterial.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (or Exchange Act) and are not required to provide the information required under this Item 3.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (or Exchange Act), are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 because of the material weakness set forth below.

The following is a summary of the material weakness we identified as of December 31, 2010 which remains as of March 31, 2011:

Due to a lack of adequate systems, processes, and resources we did not maintain effective controls over the period-end financial close and reporting processes as of March 31, 2011. Due to the actual and potential effect on financial statement balances and disclosures, and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On February 29, 2008, Roy Elfers, a former employee commenced an action against us for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The Company filed an answer to the complaint. The parties have completed discovery and have completed taking depositions. Trial is scheduled for June 2011. We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. On April 2, 2008, we filed a response to the charges. We believe the allegations to be without merit and intend to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against us for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against our executive officers. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the amended complaint and filed counterclaims against Mr. Cusack for fraud. The parties have completed discovery and have scheduled depositions. The parties submitted motions for summary judgment, and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On September 13, 2010, the Company appealed this decision. On January 14, 2011, the Court stayed the trial pending the appeal of the summary judgment decision. Mr. Cusack seeks damages in excess of $3,000,000. We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint seeks $1,187,510 for goods allegedly sold to the Company, for which payment was not received. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for the Company sought and obtained an Order from the Court extending its time to respond to the Court’s March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff’s motion for entry of a default judgment. The motion is not yet fully submitted to the Court for its review and, accordingly, the Court has not yet made any determination as to the Defendants’ request to set aside the default.

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

We have a history of operating losses and there is a substantial doubt about our ability to continue as a going concern. As of March 31, 2011, the Company had working capital of $569,610, an accumulated deficit of $14,360,911, shareholders’ equity of $2,233,417 and cash on hand of $745,689. We had an operating loss of $(1,268,845) and operating income of $647,138 for the three months ended March 31, 2011 and 2010, respectively. We had income from continuing operations for the three months ended March 31, 2011 of $8,923,802, including a gain of $12,786,969 on the redemption of preferred stock, and losses from continuing operations for the three months ended March 31, 2010 of $(1,122,901). We had net income (losses) of $11,960,885 and $(824,405) for the three months ended March 31, 2011 and 2010, respectively. We had net cash used in operations of $(1,081,067) and net cash provided by operations of $114,390 for the three months ended March 31, 2011, and 2010, respectively. We entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A convertible preferred stock (the “Series A Preferred”), as more fully discussed in Note 6 of the accompanying condensed consolidated financial statements. In addition, we are currently seeking to raise capital or obtain access to capital sufficient to permit us to meet our future cash flow needs though there can be no assurance that we will be able to obtain additional financing on commercially reasonable terms or at all. We also continue to explore all sources of increasing revenue. If we are unable in the near term to raise capital or increase revenue, we will not have sufficient cash to sustain our operations for the next twelve months. As a result we may be forced to further reduce or even curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

On March 22, 2011, the Company entered into the Redemption Agreement with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in APSG, the Company’s wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock.  In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions and (ii) tendered to the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000.  Upon the closing of the transactions, APSG will no longer be a subsidiary of our company.  APSG accounted for $8.1 million, or 20.4% of our revenues in fiscal year 2010 and generated operating income of $74,735 compared to an operating loss of approximately $4.5 million in fiscal year 2010 for the company as a whole. APSG generated operating income of $126,518 and $298,496 for the quarters ended March 31, 2011 and 2010, respectively. The loss of revenues from APSG could materially adversely affect our business, results from operations and financial condition.

Our revenues historically have been concentrated in a small number of contracts obtained through the U.S. Department of Defense and the loss of, or reduction in estimated revenue under, any of these contracts, or the inability to contract further with the U.S. Department of Defense could significantly reduce our revenues and harm our business.

Our revenues historically have been generated by a small number of contracts. During the first quarter of 2011 three contracts with the U.S. Department of Defense organizations represented approximately 16% of our revenue. During the first quarter of 2010 four contracts with the U.S. Department of Defense organizations represented approximately 93% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of our significant contracts were canceled, or our customers reduce their orders under any of these contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

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

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At March 31, 2011, our backlog was approximately $10 million, all of which is estimated to be realized in 2011. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

We depend on our suppliers and one, in particular, provided us with approximately 10% of our supply needs during the quarter ended March 31, 2011. If we cannot obtain certain components for our products or we lose any of our key suppliers, we would have to develop alternative designs that could increase our costs or delay our operations.

We depend upon a number of suppliers for components of our products. Of these suppliers, Lapeer Industries, Inc. supplied approximately 10% of our overall supply needs during the quarter ended March 31, 2011. In particular, Lapeer Industries, Inc. supplied our steel pieces and hardware. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we would need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

We are defendants in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations and liquidity. See Item 1 “Legal Proceedings”.

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

Risks Relating to Our Common Stock

We have identified a material weakness in our internal control over financial reporting for the period ended March 31, 2011. If we are unable to remediate the material weakness in our internal control over financial reporting, we may not be able to report accurately our financial results. This could have a material adverse effect on our share price.

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

Due to a lack of adequate systems, processes, and resources we did not maintain effective controls over the period-end financial close and reporting processes as of March 31, 2011. Due to the actual and potential effect on financial statement balances and disclosures, and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

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

As of May 16, 2011, we had outstanding stock options to purchase an aggregate of 2,479,000 shares of common stock under our 2007 Incentive Compensation Plan and warrants to purchase an aggregate of 675,001 shares of common stock. In addition, we have 2,495,000 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan. Our outstanding warrants also contain provisions that increase, subject to limited exceptions, the number of shares of common stock that may be acquired upon the conversion or exercise of such securities in the event we issue (or are deemed to have issued) shares of our common stock at a per share price that is less than their then existing exercise price in the case of the warrants. The exercise of the stock options and warrants would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for our common stock than we will receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

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

On May 16, 2011, we received notice from the staff of the NYSE Amex LLC (the “Exchange”) that, based on their review of the Company’s Form 10-K for the period ended December 31, 2010, the Company is not in compliance with certain of the Exchange’s continued listing standards as set forth in Part 10 of the Exchange’s Company Guide. Specifically, the Exchange noted that we are not in compliance with (a) Section 1003(a)(i) of the Company Guide because of reported stockholders’ equity of less than $2,000,000 as of December 31, 2010 and losses from continuing operations and net losses in two of our three most recent fiscal years ended December 31, 2010, (b) Section 1003(a)(ii) of the Company Guide because of our reported stockholders’ equity of less than $4,000,000 as of December 31, 2010 and losses from continuing operations and net losses in three of our four most recent fiscal years ended December 31, 2010 and (c) Section 1003(a)(iv) of the Company Guide because we have sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet our obligations as they mature.

In order to maintain listing of our common stock on Exchange, we must submit a plan by June 15, 2011, addressing how we intend to regain compliance with Section 1003(a)(iv) by August 16, 2011 and Sections 1003(a)(i) and 1003(a)(ii) by November 16, 2012. We expect to submit such a plan by the June 15, 2011 deadline. If the Exchange accepts the plan, then we may be able to continue our listing during the plan period, up to November 16, 2012, during which time we will be subject to periodic reviews to determine whether we are making progress consistent with the plan. If we fail to submit a plan acceptable to the Exchange or, if the plan is accepted but the Exchange determines that we are not making progress consistent with the plan or that we are not in compliance with all continued listing standards of the Company Guide by November 16, 2012, then we expect the Exchange will initiate delisting proceedings.

Our common stock continues to trade on the Exchange under the symbol “EAG,” however, the Exchange has advised us that the Exchange is utilizing the financial status indicator fields in the Consolidated Tape Association’s Consolidated Tape System and Consolidated Quote Systems Low Speed and High Speed Tapes to identify companies that are in noncompliance with the Exchange’s continued listing standards. Accordingly, we will become subject to the trading symbol extension “.BC” to denote its noncompliance.

In addition, the Exchange staff notified us, in accordance with Section 1003(f)(v) of the Company Guide, that it deems it appropriate for the us to effect a reverse stock split to address the low selling price per share of our common stock and that if a reverse stock split is not completed by November 16, 2011, the Exchange may consider suspending dealings in, or removing from the list, our common stock.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        (Removed and Reserved)

Item 5.        Other Information

Date of Annual Meeting of Stockholders

The date of the 2011 Annual Meeting is scheduled for October 14, 2011, which will be more than thirty days after the anniversary date of the 2010 annual meeting of stockholders. Therefore, in accordance with Rule 14a-5(f) under the Exchange Act and other applicable rules of the Securities and Exchange Commission, we are hereby notifying our stockholders that August 15, 2011 will be the deadline for submitting stockholder proposals for inclusion in our proxy statement for the 2011 Annual Meeting pursuant to Rule 14a-8 of the Exchange Act, which we believe is a reasonable time before we will begin the printing and mailing of our proxy materials for the 2011 Annual Meeting. All stockholder proposals must be in compliance with applicable laws and regulations and our bylaws in order to be considered for inclusion in the proxy statement and form of proxy for the 2011 Annual Meeting. Stockholders are advised to review our bylaws, which contain additional procedural and substantive requirements. In addition, if we are not notified by such deadline of an intent to present a proposal at our 2011 Annual Meeting, management will have the right conferred by the proxies to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting.

In order for a stockholder proposal regarding the nomination of a director or other business to be brought at the Annual Meeting outside of Rule 14a-8 to be considered timely under our bylaws, notice of the proposal must have been received by the Secretary at the Company’s principal headquarters between June 16, 2011 and July 16, 2011. In order for either type of proposal to be considered, such notice must also contain certain information specified in our bylaws.

Item 6.        Exhibits

Exhibit
Number	Exhibit

2.1(1)  Securities Redemption Agreement, dated March 22, 2011, by and among American Defense Systems, Inc.; West Coast Opportunity Fund, LLC; and Centaur Value Fund, L.P.

2.2(1)  Membership Interest Option Agreement, dated March 22, 2011, by and among American Defense Systems, Inc.; West Coast Opportunity Fund, LLC; and Centaur Value Fund, L.P.

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

*     Filed herewith.

(1) Previously filed as an Exhibit to the Current Report on Form 8-K filed March 28, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.

Date: May 23, 2011	By:	/s/ Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit
Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.