Form 10-Q
period 2011-06-30
AMERICAN DEFENSE SYSTEMS INC
filed 2011-08-22
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

Commission File Number 001-33888

American Defense Systems, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-0357690
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 McKinney Pkwy
Lillington, NC 27546
(910) 514-9701
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

As of August 15, 2011, 54,512,192 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

PART I

Item 1.     Condensed Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 *
ASSETS

CURRENT ASSETS

Cash	$133,039	$248,532
Accounts receivable, net of allowance for doubtful accounts of $531,561 and $380,756 as of June 30, 2011 and December 31, 2010	881,952	1,035,016
Accounts receivable factoring	-	84,463
Tax receivable	101,641	101,641
Costs in excess of billings on uncompleted contracts	1,651,647	1,472,606
Prepaid and other current assets	108,509	395,845
Deferred tax assets	1,928	1,928
Assets of discontinued operations	22,624	1,911,074

TOTAL CURRENT ASSETS	2,901,340	5,251,105

Property and equipment, net	998,906	1,649,650
Deferred financing costs, net	-	454,741
Goodwill	-	812,500
Deposits	307,637	639,138
Assets of discontinued operations	18,517	964,336

TOTAL ASSETS	$4,226,400	$9,771,470

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 *

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$3,260,849	$3,178,119
Accrued expenses	216,818	444,012
Warrant liability	554	8,822
Mandatorily redeemable Series A convertible preferred stock (cumulative), 15,000 shares authorized issued and outstanding	-	14,010,000
Liabilities of discontinued operations	1,960	1,677,373

TOTAL CURRENT LIABILITIES	3,480,181	19,318,326

LONG TERM LIABILITIES
Deferred rent	239,651	211,963
Deferred tax liability	1,928	1,928

TOTAL LIABILITIES	3,721,760	19,532,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)

Common stock, $0.001 par value, 100,000,000 shares authorized, 54,512,192 and 54,341,685 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	54,512	54,341
Additional paid-in capital	16,581,646	16,506,708
Accumulated deficit	(16,131,518)	(26,321,796)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	504,640	(9,760,747)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$4,226,400	$9,771,470

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

CONTRACT REVENUES EARNED	$4,375,102	$20,023,015	$1,838,949	$8,714,050

COST OF REVENUES EARNED (exclusive of depreciation shown separately below)	2,516,110	13,756,426	1,129,567	7,172,988

GROSS PROFIT	1,858,992	6,266,589	709,382	1,541,062

OPERATING EXPENSES
General and administrative expenses	1,587,957	2,326,487	770,939	896,257
General and administrative salaries	1,352,949	1,817,507	649,054	933,288
Sales and marketing	275,715	1,134,609	104,311	571,800
Research and development	184,015	273,714	68,857	151,997
Depreciation	433,595	529,756	210,953	265,562
Professional fees	501,056	1,267,533	262,193	694,163
TOTAL OPERATING EXPENSES	4,335,287	7,349,606	2,066,307	3,513,067

OPERATING LOSS	(2,476,295)	(1,083,017)	(1,356,925)	(1,972,005)

OTHER INCOME (EXPENSE)
Unrealized loss on adjustment of fair value Series A convertible preferred stock classified as a liability	(2,395,592)	(873,015)	-	(226,915)
Unrealized gain on warrant liability	8,268	9,575	5,142	34,004
Gain on sale of fixed asset	54,475	-	-	-

Gain on redemption of mandatorily redeemable preferred stock	12,786,969	-	-	-
Settlement of litigation	(45,000)	-	(45,000)	-
Interest expense	(236,373)	(1,150,490)	(255)	(505,761)
Interest expense - mandatorily redeemable preferred stock dividends	-	(750,000)	-	(375,000)
Finance charge	(31,206)	(176,863)	(10,994)	(97,082)
TOTAL OTHER INCOME (EXPENSE)	10,141,541	(2,940,793)	(51,107)	(1,170,754)

INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	7,665,246	(4,023,810)	(1,408,032)	(3,142,759)

INCOME TAX PROVISION	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	7,665,246	(4,023,810)	(1,408,032)	(3,142,759)

DISCONTINUED OPERATIONS (Note 6):
INCOME (LOSS) FROM DISCONTINED OPERATIONS, (including gain on disposal of $2,910,565 during the six months ended June 30, 2011), NET OF TAX of $0	2,525,034	(517,765)	(362,575)	(574,412)

NET INCOME (LOSS)	$10,190,280	$(4,541,575)	$(1,770,607)	$(3,717,171)

Weighted Average Shares Outstanding (Basic and Diluted)	54,360,526	47,341,485	54,379,159	47,878,737

Income (Loss) per Share (Basic and Diluted)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.14	$(0.09)	$(0.02)	$(0.07)
INCOME (LOSS) FROM DISCONTINED OPERATIONS, NET OF TAX	$0.05	$(0.01)	$(0.01)	$(0.01)
NET INCOME (LOSS)	$0.19	$(0.10)	$(0.03)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$10,190,280	$(4,541,575)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on redemption of preferred stock	(12,786,969)	-
Gain on disposal of subsidiary	(2,910,565)	-
Gain on sale of fixed asset	(54,475)	-
Settlement of litigation	45,000	-
Impairment of fixed assets	199,454	-
Change in costs in excess of billings reserve	-	60,000
Change in fair value associated with preferred stock and warrants liabilities	2,387,324	863,442
Stock based compensation expense	75,107	160,311
Amortization of deferred financing costs	141,710	677,053
Amortization of discount on Series A preferred stock	94,408	467,582
Depreciation and amortization	529,931	579,252
Bad debt expense	150,805	90,000
Write-off of note receivable	50,000	-
Deferred rent	27,688	176,582
Stock issued for payment of dividends on preferred stock	-	750,000

Changes in operating assets and liabilities:
Accounts receivable	(583,288)	(3,546,465)
Accounts receivable factoring	84,463	(37,612)
Deposits and other assets	72,089	73,951
Cost in excess of billing on uncompleted contracts	(90,318)	3,294,019
Prepaid expenses and other current assets	131,865	(106,264)
Accounts payable and accrued expenses	564,207	295,952
NET CASH USED IN OPERATING ACTIVITIES	(1,681,284)	(743,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed asset	429,697	-
Proceeds from disposal of subsidiary/redemption of preferred stock	1,000,000	-
Purchase of equipment	(7,256)	(158,782)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,422,441	(158,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	918,884
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	918,884

NET (DECREASE) INCREASE IN CASH	(258,843)	16,330

CHANGE IN CASH OF DISCONTINUED OPERATIONS, INCLUDING
CASH DISPOSED OF AT THE TRANSACTION DATES	143,350	-

CASH AT BEGINNING OF YEAR	248,532	-
CASH AT THE END OF PERIOD	$133,039	$16,330

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Non cash investing and financing activities:
Redemption of mandatorily redeemable preferred stock	$16,500,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2010 filed on April 15, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, AJP and American Institute for Defense and Tactical Studies, Inc. (“AI”).  A portion of AI’s business consisting of the operation of a live-fire interactive tactical training range located in Hicksville, NY, hereinafter referred to as “T2”, was discontinued during the quarter ended June 30, 2011.  As such the results of T2 have been reflected in discontinued operations for all periods presented, see Note 6.  All significant intercompany accounts and transactions have been eliminated in consolidation.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management Liquidity Plans

As of June 30, 2011, the Company had a working capital deficit of $(578,841), an accumulated deficit of $16,131,518, shareholders’ equity of $504,640 and cash on hand of $133,039. The Company had operating losses of $2,476,295 and $1,083,017 for the six months ended June 30, 2011 and 2010, respectively. The Company had income from continuing operations for the six months ended June 30, 2011 of $7,665,246, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock, and losses from continuing operations for the six months ended June 30, 2010 of $4,023,810. The Company had net income (losses) of $10,190,280 and $(4,541,575) for the six months ended June 30, 2011 and 2010, respectively. The Company had operating losses of $1,356,925 and $1,972,005 for the three months ended June 30, 2011 and 2010, respectively. The Company had losses from continuing operations of $1,408,032 and $3,142,759 for the three months ended June 30, 2011 and 2010, respectively. The Company had net losses of $1,770,607 and $3,717,171 for the three months ended June 30, 2011 and 2010, respectively. The Company had net cash used in operations of $1,681,284 and $743,772 for the six months ended June 30, 2011 and 2010, respectively. The Company entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A convertible preferred stock (the “Series A Preferred”), as more fully discussed in Note 6. In addition, the Company has sought to raise capital and continues its efforts to obtain access to capital sufficient to permit the Company to meet its future cash flow needs though there can be no assurance that the Company will be able to obtain additional financing on commercially reasonable terms or at all. The Company also continues to explore all sources of increasing revenue. If the Company is unable in the near term to raise capital or increase revenue, it will not have sufficient cash to sustain its operations for the next twelve months. As a result, the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2011 through the date these financial statements were issued. Management concluded that no subsequent events required disclosure in these financial statements except as noted below.

Effective July 5, 2011, the Company relocated its corporate headquarters and operations from Hicksville, NY to Lillington, NC. The Company's new address is 420 McKinney Pkwy, Lillington, NC 27546.

On July 26, 2011, the Company proposed a settlement in the Roy Elfers litigation, see Note 3. The Company has accrued its best estimate of the settlement cost at June 30, 2011 in accordance with ASC 450.

On July 28, 2011, the Company received notice from the staff of the NYSE Amex LLC (the “Exchange”) that it has accepted the Company’s plan of compliance (the “Plan”) submitted in response to a deficiency letter from the Exchange dated May 16, 2011 based on their review of the Company’s Form 10-K for the period ended December 31, 2010 indicating that the Company is not in compliance with certain continued listing standards as set forth in Part 10 of the Exchange’s Company Guide.

Specifically, the Exchange noted that the Company is not in compliance with (a) Section 1003(a)(i) of the Company Guide because it reported stockholders’ equity of less than $2,000,000 as of December 31, 2010 and losses from continuing operations and net losses in two of its three most recent fiscal years ended December 31, 2010, (b) Section 1003(a)(ii) of the Company Guide because it reported stockholders’ equity of less than $4,000,000 as of December 31, 2010 and losses from continuing operations and net losses in three of its four most recent fiscal years ended December 31, 2010 and (c) Section 1003(a)(iv) of the Company Guide because the Company has sustained losses which are so substantial in relation to the Company’s overall operations or the Company’s existing financial resources, or the Company’s financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.  Furthermore, the Company’s financial statements for the year ended December 31, 2010 contained an explanatory paragraph regarding the auditor’s substantial doubt about the Company’s ability to continue as a going concern.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In order to maintain listing of the Company’s common stock on the Exchange, the Company submitted a Plan addressing how the Company intends to regain compliance by August 31, 2011, with respect to Section 1003(a)(iv) of the Company Guide (the requirements of which are set forth in the immediately preceding paragraph), and November 16, 2012, with respect to Sections 1003(a)(i) (the requirements of which are set forth in the immediately preceding paragraph) and 1003(a)(ii) (the requirements of which are set forth in the immediately preceding paragraph).

The exchange has accepted the Company’s Plan and given the Company until August 31, 2011 to secure a large government contract and avoid any delisting proceedings. If a government contract is received, then the Company may be able to continue its listing during the Plan period, up to November 16, 2012, during which time the Company will be subject to periodic reviews to determine whether it is making progress consistent with the Plan. If the Company fails to submit a Plan acceptable to the Exchange or, if the Plan is accepted but the Exchange determines that the Company is not making progress consistent with the Plan or that the Company is not in compliance with all continued listing standards of the Company Guide by November 16, 2012, then the Company expects the Exchange will initiate delisting proceedings.

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

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of June 30, 2011 and December 31, 2010, there were no such provisions made.

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

The Company has one supplier that provided 15% and 22% of its supply needs during the six and three months ended June 30, 2011, respectively. The Company had one supplier that provided 37% and 43% of its supply needs during the six and three months ended June 30, 2010, respectively. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the six months ended June 30, 2011, the Company derived 18% and 66%, respectively, of its revenues from various U.S. government entities, and two other customers. For the three months ended June 30, 2011, the Company derived 21% and 70%, respectively, of its revenues from various U.S. government entities, and two other customers. For the six and three months ended June 30, 2010, the Company derived 92% and 84%, respectively of its revenues from various U.S. government entities.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $531,561 and $380,756, respectively.

Long-Lived Assets

The Company periodically reviews long-lived assets and certain identifiable assets related those assets for impairment whenever circumstances and situations change, such that there is an indication that the carrying amounts may not be recoverable. If the anticipated undiscounted cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized. During the three months ended June 30, 2011, the Company recorded an impairment loss of approximately $199,000 on long-lived assets related to T2, see Note 6.

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

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	June 30,
In Thousands	2011	2010

Warrants to purchase Common Stock	675,001	675,001

Options to purchase Common Stock	2,440,000	2,330,000

Series A Convertible Preferred Stock *	-	30,000,000

Total potential Common Stock	3,115,001	33,005,001

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

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued compensation, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value investments.

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

The Company did not have any assets or liabilities categorized as Level 1 or Level 2 as of June 30, 2011 or December 31, 2010. There were no transfers into or out of Level 1 or Level 2 during the quarters ended June 30, 2011 or 2010.

The following summarizes the Company’s assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Liabilities

Placement Agent Warrants (1)	$554	$-	$-	$554

Total Liabilities	$554	$-	$-	$554

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Liabilities

Series A Preferred (1)	$14,010,000	$-	$-	$14,010,000

Placement Agent Warrants (1)	8,822	-	-	8,822

Total Liabilities	$14,018,822	$-	$-	$14,018,822

(1)	Methods and significant inputs and assumptions are discussed in Note 5 below.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010:

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Total
Balance – January 1, 2011	$14,010,000	$-	$-	$8,822	$14,018,822
Amortization of debt discount	94,408	-	-	-	94,408
Change in fair value	2,395,592	-	-	(8,268)	2,387,324
Redemption	(16,500,000)	-	-	-	(16,500,000)

Balance – June 30, 2011	$-	$-	$-	$554	$554

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Total
Balance – January 1, 2010	$12,429,832	$4,372	$1,494	$29,547	$12,465,245
Amortization of debt discount	467,582	-	-	-	467,582
Change in fair value	873,015	(4,372)	(1,494)	(3,709)	863,440
Modification of terms	(53,887)	-	-	-	(53,887)

Balance – June 30, 2010	$13,716,542	$-	$-	$25,838	$13,742,380

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

Costs in excess of billing on uncompleted contracts were $1,651,647 and $1,472,606 as of June 30, 2011 and December 31, 2010, respectively.

Backlog
The estimated gross revenue on work to be performed on backlog was approximately $7 million and $19 million as of June 30, 2011 and 2010, respectively.

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At June 30, 2011 and December 31, 2010, the Company had accounts receivable of $881,952 and $1,035,016, respectively and an allowance for doubtful accounts of $531,561 and $380,756, respectively. The Company recorded bad debt expense of approximately $150,000 for the three and six months ended June 30, 2011. The Company recorded bad debt expense of $45,000 and $90,000 for the three and six months ended June 30, 2010, respectively.

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

On February 29, 2008, Roy Elfers, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The parties have completed discovery and have completed taking depositions. On July 26, 2011, the Company proposed a settlement, and the Company has accrued its best estimate of the settlement cost at June 30, 2011 in accordance with ASC 450.

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. On April 2, 2008, the Company filed a response to the charges. On May 12, 2011, the Department of Labor dismissed the complaint.  On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against the Company’s executive officers. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the amended complaint and filed counterclaims against Mr. Cusack for fraud and rescission of his contract. The parties have completed discovery and have scheduled depositions. The parties submitted motions for summary judgment, and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On July 19, 2011, the Appellate Division upheld the stock conversion decision but reversed the decision to narrow the issues as to the breach of contract claims. The next court date is scheduled for October 5, 2011. Mr. Cusack seeks damages in excess of $3,000,000. The Company intends to vigorously defend this action.

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint seeks $1,187,510 for goods allegedly sold to the Company, for which payment was not received. This amount is included in accounts payable in the condensed consolidated balance sheet as of June 30, 2011. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for the Company sought and obtained an Order from the Court extending its time to respond to the Court’s March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff’s motion for entry of a default judgment. On May 26, 2011, the Court, granting the Company’s motion to set aside the default, vacated the default and ordered the Company to file an answer to the complaint. The Company has since interposed its answer, asserting several affirmative defenses to the causes of action alleged. The Court has issued a proposed discovery scheduling order for review and comment by the parties, and the parties will begin the discovery process shortly, including document exchange and depositions.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	SHAREHOLDERS’ EQUITY (DEFICIENCY)

The following table summarizes the changes in shareholders' equity (deficiency) for the six months ended June 30, 2011:

Balance - January 1, 2011	$(9,760,747)

Stock based compensation	75,107

Net income	10,190,280

Balance - June 30, 2011	$504,640

Warrants

The following is a summary of stock warrants outstanding at June 30, 2011:

		Weighted Average	Weighted Average Remaining Contractual Lives
	Warrants	Exercise Price	(in years)
Balance – January 1, 2011	675,001	$2.00	2.18
Granted	-	n/a	-
Exercised	-	n/a	-
Cancelled, Forfeited or expired	-	n/a	-
Balance – June 30, 2011	675,001	$2.00	1.69

Exercisable – June 30, 2011	675,001

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. The Company also recognizes the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows. As a result, the Company’s net income (loss) before taxes for the six months ended June 30, 2011 and 2010 included $75,107 and $160,311 of stock based compensation, respectively and $41,828 and $42,304, respectively for the three months ended June 30, 2011 and 2010. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options outstanding at June 30, 2011:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In years)

Outstanding, January 1, 2011	2,505,000	$1.65	-	4.38
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Cancelled/forfeited	(65,000)	2.00	n/a	n/a
Outstanding, June 30, 2011	2,440,000	$1.64	-	3.90

Exercisable, June 30, 2011	1,289,001	$1.83		3.60

As of June 30, 2011, there was a total of $262,272 of unrecognized compensation arrangements granted under the Company’s 2007 Incentive Compensation Plan (the “2007 Plan”). The cost is expected to be recognized through 2015.

The Company did not issue any options during the six and three months ended June 30, 2011.

The Company issued 171,000 shares of common stock to directors and consultants as compensation under the 2007 Plan during the three months ended June 30, 2011. The fair value on the date of grant was $8,550 based on the stock price on the date of issuance. These awards were fully vested on the date of grant.

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

The total consideration the Company received in connection with the Redemption Agreement was $1.0 million in cash and the return and extinguishment of the mandatorily redeemable Series A Preferred which had a redemption value of $16.5 million. The Company prepared a preliminary estimate of the fair value of APSG and allocated $4.4 million of the consideration to the sale of APSG and the residual amount of the consideration was allocated to the redemption of the Series A Preferred. The Company recorded a gain on the redemption of the Series A Preferred, which had been previously accounted for as a liability, of approximately $13 million, net of the write off of the unamortized deferred financing costs, for the six months ended June 30, 2011.

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

Placement Agent Warrants

The Company estimated the fair value of the Placement Agent Warrants as of June 30, 2011. The model used is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Quoted Stock Price	$0.08
Exercise Price	$2.00
Expected Life (in years)	1.69
Stock Volatility	98.16%
Risk-Free Rate	0.81%
Dividend Rate	0%

6.	DISCONTINUED OPERATIONS

APSG

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The presentation herein of the results of continuing operations excludes APSG for all periods presented. The following APSG amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2011 and 2010:

	2011	2010
Revenues	$969,291	$6,861,194
Income (loss) from discontinued operations before income taxes	126,518	(48,438)
Gain on disposal of APSG	2,910,565	-
Income tax expense	-	-
Income (loss) from discontinued operations, net of tax	$3,037,083	$(48,438)

The following APSG amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the three months ended June 30, 2011 and 2010:

	2011	2010
Revenues	$-	$2,724,715
Loss from discontinued operations before income taxes	-	(346,933)
Gain on disposal of APSG	-	-
Income tax expense	-	-
Loss from discontinued operations, net of tax	$-	$(346,933)

The following APSG amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated balance sheet at December 31, 2010:

Current Assets:
Cash	$178,304
Accounts receivable, net	1,417,240
Inventory	307,732
1,903,276

Long-term Assets:
Property and equipment, net	17,926
Intangibles	634,450
652,376

Liabilities
Accounts payable and accrued expenses	$1,671,350

The total consideration the Company received in connection with the Redemption Agreement was $1.0 million in cash and the return and extinguishment of the mandatorily redeemable Series A Preferred which had a redemption value of $16.5 million. The Company allocated $4.4 million of the consideration to the sale of APSG based on a preliminary calculation of the fair value of APSG with the residual amount of the consideration allocated to the redemption of the Series A Preferred. The Company recorded a gain on the sale of APSG of approximately $3 million for the six months ended June 30, 2011 based on the difference between the allocated consideration and the net book value of APSG, including goodwill.

T2

During the second quarter of 2011, management decided to establish a plan to sell and or discontinue the operations of T2, therefore, the presentation herein of the results of continuing operations excludes T2 for all periods presented.

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2011 and 2010:

	2011	2010

Loss from discontinued operations, net of tax	$462,049	$469,327

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the three months ended June 30, 2011 and 2010:

	2011	2010

Loss from discontinued operations, net of tax	$312,575	$227,479

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Current Assets:
Cash	$11,450	$1,323
Accounts receivable, net	11,174	6,475
	22,624	7,798

Long-term Assets:
Property and equipment, net	18,517	311,960

Liabilities
Accrued expenses	$1,960	$6,023

During the three months ended June 30, 2011, the Company recorded an impairment loss of $199,454 on long-lived assets related to T2.

Tactical Applications Group (“TAG”)

The Company recorded an additional reserve of $50,000 during the three months ended June 30, 2011 related to a note receivable from the sale of TAG which operations were discontinued in 2009.

Cash flows from discontinued operations were not reported separately for the six months ended June 30, 2011 and 2010.

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

The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There are no current tax examinations in progress. As of June 30, 2011, the Company remains subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

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

Overview

We are a defense and security products company engaged in three business areas: customized transparent and opaque armor solutions for construction equipment and tactical and non-tactical transport vehicles used by the military; architectural hardening and perimeter defense, such as bullet and blast resistant transparent armor, walls and doors. We also operate the American Institute for Defense and Tactical Studies. We are in the process of negotiating a sale or disposal of the portion of our business related to the operation of a live-fire interactive tactical training range location in Hicksville, NY, hereinafter referred to as T2.The portion of our business related to vehicle anti-ram barriers such as bollards, steel gates and steel wedges that deploy out of the ground was sold as of March 22, 2011.

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

Our contract backlog as of June 30, 2011 was $7 million. We estimate that it will all be filled during the remainder of 2011. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM's and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

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

Research and Development.     Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. We expect that in 2011, research and development expenses will decrease from 2010 levels. Research and development costs are charged to expense as incurred.

General and Administrative.     General and administrative expenses consist of compensation and related expenses for finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead.  We expect that in 2011, general and administrative expenses will decrease due to cost cutting measures implemented in 2010 and in the first half of 2011.

General and Administrative Salaries.      General and administrative salaries expenses consist of compensation for the officers, and IT, design and engineering personnel.  We expect that in 2011, general and administrative salaries expenses will decrease due to the cost cutting measures, which include reduction in labor costs, implemented in 2010 and the first quarter of 2011.

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

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction.  However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of June 30, 2011, there were no such provisions made.

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

We recognized $75,107 and $160,311 in stock compensation expense for the six months ended June 30, 2011 and 2010, respectively and $41,828 and $42,304 for the three months ended June 30, 2011 and 2010, respectively.

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

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance as they must be measured initially at fair value. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9.8 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3.6 million. These liabilities were subsequently adjusted to fair value as of March 22, 2011 (date of redemption) which resulted in a loss of $2.4 million for the period from January 1, 2011 through March 22, 2011, which is recorded in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2011. These liabilities were adjusted to fair value as of June 30, 2010, resulting in a loss of $0.2 million and $0.9 million for the three and six months ended June 30, 2010, respectively.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. The following discussion excludes results of discontinued operations.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues.    Revenues for the six months ended June 30, 2011 were $4.4 million, a decrease of $15.6 million, or 78%, as compared to revenues of $20.0 million in the comparable period in 2010. This decrease was due primarily to a slow-down in government orders.

Cost of Revenues.     Cost of revenues for the six months ended June 30, 2011 was $2.5 million, a decrease of $11.3 million, or 82%, over cost of revenues of $13.8 million in the comparable period in 2010. This decrease resulted primarily from the decline in revenue.

Gross Profit.    Gross profits for the six months ended June 30, 2011 and 2010 were $1.9 million and $6.3 million, respectively. Gross profit margin was 42% and 31% for six months ended June 30, 2011 and 2010, respectively. The increase in gross profit margin resulted primarily from a better product mix in 2011 from spare parts and field service representatives.

Sales and Marketing Expenses.    Sales and marketing expenses for the six months ended June 30, 2011 and 2010 were $275,715 and $1,134,609, respectively, representing a decrease of $858,894, or 76%. The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing, and a reduction in headcount of 4 employees.

Research and Development Expenses.    Research and development expenses for the six months ended June 30, 2011 and 2010 were $184,015 and $273,714, respectively, a decrease of $89,699 or 33% due to a reduction in the number of employees from 3 to 1, and less R&D initiatives.

General and Administrative Expenses.    General and administrative expenses for the six months ended June 30, 2011 and 2010 were $1.6 million and $2.3 million, respectively. The decrease of $.7 million or 30% was due primarily to lower general liability insurance due to decreased sales and a reduction in travel expenses.

General and Administrative Salaries Expense.    General and administrative salaries expenses for the six months ended June 30, 2011 and 2010 were $1.4 million and $1.8 million, respectively. The decrease of $.4 million or 22% was due primarily to a reduction in headcount of 5 employees, as well as salary reductions for remaining employees.

Depreciation Expense.    Depreciation expense was $433,595 and $529,756 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $96,161, or 18%, due to sale of plane in first quarter of 2011.

Professional Fees.     Professional fees for the six months ended June 30, 2011 and 2010 were $501,056 and $1,267,533, respectively. The decrease of $766,477 or 60% was due primarily to a decrease in legal and outside consulting fees resulting from legal and accounting functions being performed in-house.

Other (Income) and Expense.     Our Series A Preferred was recorded at fair value through March 22, 2011 with changes in fair value recorded in the statement of operations. We experienced a loss on adjustment of fair value with respect to our Series A Preferred of $2,395,592 and $873,015 for the six months ended June 30, 2011 and 2010, respectively. In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $236,373 and $1,150,490 for the six months ended June 30, 2011 and 2010, respectively. We recorded a gain on the redemption of the Series A Preferred of $12,786,969 for the six months ended June 30, 2011 (see Note 5 of the accompanying condensed consolidated financial statements). We also recorded interest expense related to Series A Preferred dividends of $0 and $750,000 for the six months ended June 30, 2011 and 2010, respectively.

Income (Loss) from Discontinued Operation.     We recorded income from discontinued operation of $2,525,034 which included a gain on the sale of APSG of $2,910,565 for the six months ended June 30, 2011. We recorded a loss from discontinued operation of $517,765 for the six months ended June 30, 2010. See Note 6 of the accompanying condensed consolidated financial statements.

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues.    Revenues for the three months ended June 30, 2011 were $1.8 million, a decrease of $6.9 million, or 79%, as compared to revenues of $8.7 million in the comparable period in 2010. This decrease was due primarily to a slow-down in government orders.

Cost of Revenues.     Cost of revenues for the three months ended June 30, 2011 was $1.1 million, a decrease of $6.1 million, or 85%, over cost of revenues of $7.2 million in the comparable period in 2010. This decrease resulted primarily from the decline in revenue.

Gross Profit.    Gross profits for the three months ended June 30, 2011 and 2010 were $0.7 million and $1.5 million, respectively. Gross profit margin was 39% and 18% for three months ended June 30, 2011 and 2010, respectively. The increase in gross profit margin resulted primarily from a better product mix in 2011 from spare parts and field service representatives.

Sales and Marketing Expenses.    Sales and marketing expenses for the three months ended June 30, 2011 and 2010 were $104,311 and $571,800, respectively, representing a decrease of $467,489, or 82%. The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing, and a reduction in headcount of 4 employees.

Research and Development Expenses.    Research and development expenses for the three months ended June 30, 2011 and 2010 were $68,857 and $151,997, respectively, a decrease of $83,140 or 55% due to a reduction in the number of employees from 3 to 1, and less R&D initiatives.

General and Administrative Expenses.    General and administrative expenses for the three months ended June 30, 2011 and 2010 were $770,939 and $896,257, respectively. The decrease of $125,318 or 14% was due primarily to lower general liability insurance due to decreased sales and a reduction in travel expenses.

General and Administrative Salaries Expense.    General and administrative salaries expenses for the three months ended June 30, 2011 and 2010 were $649,054 and $933,288, respectively. The decrease of $284,234 or 30% was due primarily to a reduction in headcount of 5 employees, as well as salary reductions for remaining employees.

Depreciation Expense.    Depreciation expense was $210,953 and $265,562 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $54,609, or 21% due to sale of plane in first quarter of 2011.

Professional Fees.     Professional fees for the three months ended June 30, 2011 and 2010 were $262,193 and $694,163, respectively. The decrease of $431,970 or 62% was due primarily to a decrease in legal and outside consulting fees resulting from legal and accounting functions being performed in-house.

Other (Income) and Expense.     Our Series A Preferred was recorded at fair value through March 22, 2011 with changes in fair value recorded in the statement of operations. We experienced a loss on adjustment of fair value with respect to our Series A Preferred of $226,915 for the three months ended June 30, 2010. In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $505,761 for the three months ended June 30, 2010.

Income (Loss) from Discontinued Operation.     We recorded losses from discontinued operations of $362,575 and $574,412 for the three months ended June 30, 2011 and 2010, respectively. See Note 6 of the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

The primary sources of our liquidity during the six months ended June 30, 2011 were proceeds from the sale of APSG and the redemption of the Series A Preferred, as well as proceeds from the sale of a fixed asset. As of June 30, 2011, our principal sources of liquidity are net accounts receivable of $881,952 and costs in excess of billings of $1,651,647 as well as our ability to sell future accounts receivable under an accounts receivable purchase agreement with Republic Capital Access (RCA).

As of June 30, 2011, the Company had a working capital deficit of $(578,841), an accumulated deficit of $16,131,518, shareholders’ equity of $504,640 and cash on hand of $133,039. The Company had operating losses of $2,476,295 and $1,083,017 for the six months ended June 30, 2011 and 2010, respectively. The Company had income from continuing operations for the six months ended June 30, 2011 of $7,665,246, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock, and losses from continuing operations for the six months ended June 30, 2010 of $4,023,810. The Company had net income (losses) of $10,190,280 and $(4,541,575) for the six months ended June 30, 2011 and 2010, respectively. The Company had operating losses of $1,356,925 and $1,972,005 for the three months ended June 30, 2011 and 2010, respectively. The Company had losses from continuing operations of $1,408,032 and $3,142,759 for the three months ended June 30, 2011 and 2010, respectively. The Company had net losses of $1,770,607 and $3,717,171 for the three months ended June 30, 2011 and 2010, respectively. The Company had net cash used in operations of $1,681,284 and $743,772 for the six months ended June 30, 2011 and 2010, respectively. The Company entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A convertible preferred stock (the “Series A Preferred”), as more fully discussed in Note 6. In addition, the Company has sought to raise capital and continues its efforts to obtain access to capital sufficient to permit the Company to meet its future cash flow needs though there can be no assurance that the Company will be able to obtain additional financing on commercially reasonable terms or at all. The Company also continues to explore all sources of increasing revenue. If the Company is unable in the near term to raise capital or increase revenue, it will not have sufficient cash to sustain its operations for the next twelve months. As a result, the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Net Cash Used In Operating Activities. Net cash used in operating activities was 1,681,284 and 743,772 for the six months ended June 30, 2011 and 2010, respectively. Net cash used in operating activities during the six months ended June 30, 2011 consisted primarily of changes in our operating assets and liabilities of $179,018, including changes in accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses, as well as an operating loss of $2,476,295. Net cash used in operating activities during the six months ended June 30, 2010 consisted primarily of changes in our operating assets and liabilities including accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses. The changes in accounts receivable and costs in excess of billing of $3,546,465 million and $3,294,019 million, respectively, reflect the increases in receivables from completed projects and a decrease in costs incurred on projects in process as of June 30, 2010.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2011 was $1,422,441 and consisted of $1,000,000 of proceeds from the sale of APSG and the redemption of the Series A Preferred, as well as proceeds from the sale of a fixed asset of 429,697, partially offset by leasehold improvements and purchases of computer equipment. Net cash used in investing activities for the six months ended June 30, 2010 was $158,782 and consisted of purchases of general and computer equipment, and leasehold improvements.

Net Cash Provided By Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $0 and $918,884, respectively.

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

The initial term of the purchase agreement ended on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to an amendment to the purchase agreement in October 2009, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) was extended from December 31, 2009 to October 15, 2010, and the discount factor rate was reduced from 0.524% to 0.4075%. On November 12, 2010, we signed an amendment to the purchase agreement which extended the term to October 15, 2011. As of June 30, 2011, there were no accounts receivable for which RCA had not received payment from our customers.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (or Exchange Act), are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011 because of the material weakness set forth below.

The following is a summary of the material weakness we identified as of December 31, 2010 which remains as of June 30, 2011:

Due to a lack of adequate systems, processes, and resources we did not maintain effective controls over the period-end financial close and reporting processes as of June 30, 2011. Due to the actual and potential effect on financial statement balances and disclosures, and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II

Item 1.     Legal Proceedings

On February 29, 2008, Roy Elfers, a former employee commenced an action against us for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The parties have completed discovery and have completed taking depositions. On July 26, 2011, the Company proposed a settlement, and the Company has accrued its best estimate of the settlement cost at June 30, 2011 in accordance with ASC 450.

On March 4, 2008, Thomas Cusack, our former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. On April 2, 2008, we filed a response to the charges. On May 12, 2011, the Department of Labor dismissed the complaint.  On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, we served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against our executive officers. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, we filed an answer to the amended complaint and filed counterclaims against Mr. Cusack for fraud and rescission of his contract. The parties have completed discovery and have scheduled depositions. The parties submitted motions for summary judgment, and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On July 19, 2011, the Appellate Division upheld the stock conversion decision but reversed the decision to narrow the issues as to the breach of contract claims. The next court date is scheduled for October 5, 2011. Mr. Cusack seeks damages in excess of $3,000,000. We believe meritorious defenses to the claims exist and we intend to vigorously defend this action.

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint seeks $1,187,510 for goods allegedly sold to the Company, for which payment was not received. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for the Company sought and obtained an Order from the Court extending its time to respond to the Court’s March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff’s motion for entry of a default judgment. On May 26, 2011, the Court, granting the Company’s motion to set aside the default, vacated the default and ordered the Company to file an answer to the complaint. The Company has since interposed its answer, asserting several affirmative defenses to the causes of action alleged. The Court has issued a proposed discovery scheduling order for review and comment by the parties, and the parties will begin the discovery process shortly, including document exchange and depositions.

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

We have a history of operating losses and there is a substantial doubt about our ability to continue as a going concern. As of June 30, 2011, we had a working capital deficit of $(578,841), an accumulated deficit of $16,131,518, shareholders’ equity of $504,640 and cash on hand of $133,039. We had operating losses of $2,476,295 and $1,083,017 for the six months ended June 30, 2011 and 2010, respectively. We had income from continuing operations for the six months ended June 30, 2011 of $7,665,246, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock, and losses from continuing operations for the six months ended June 30, 2010 of $4,023,810. We had net income (losses) of $10,190,280 and $(4,541,575) for the six months ended June 30, 2011 and 2010, respectively. We had operating losses of $1,356,925 and $1,972,005 for the three months ended June 30, 2011 and 2010, respectively. We had losses from continuing operations of $1,408,032 and $3,142,759 for the three months ended June 30, 2011 and 2010, respectively. We had net losses of $1,770,607 and $3,717,171 for the three months ended June 30, 2011 and 2010, respectively. We had net cash used in operations of $1,681,284 and $743,772 for the six months ended June 30, 2011 and 2010, respectively. We entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A convertible preferred stock (the “Series A Preferred”), as more fully discussed in Note 6. In addition, we have sought to raise capital and continue our efforts to obtain access to capital sufficient to permit us to meet its future cash flow needs though there can be no assurance that we will be able to obtain additional financing on commercially reasonable terms or at all. We also continue to explore all sources of increasing revenue. If we are unable in the near term to raise capital or increase revenue, we will not have sufficient cash to sustain our operations for the next twelve months. As a result, we may be forced to further reduce or even curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On March 22, 2011, we entered into the Redemption Agreement with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in APSG, our wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock.  In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions and (ii) tendered to the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000. Upon the closing of the transactions, APSG is no longer a subsidiary of our company.  APSG accounted for $8.1 million, or 20.4% of our revenues in fiscal year 2010 and generated operating income of $74,735 compared to an operating loss of approximately $4.5 million in fiscal year 2010 for the Company as a whole. APSG generated operating income of $126,518 and an operating loss of $48,438 for the six months ended June 30, 2011 and 2010, respectively. The loss of revenues from APSG could materially adversely affect our business, results from operations and financial condition.

Our revenues historically have been concentrated in a small number of contracts obtained through the U.S. Department of Defense and the loss of, or reduction in estimated revenue under, any of these contracts, or the inability to contract further with the U.S. Department of Defense could significantly reduce our revenues and harm our business.

Our revenues historically have been generated by a small number of contracts. During the six months ended June 30, 2011 three contracts with the U.S. Department of Defense organizations represented approximately 18% of our revenue. During the six months ended June 30, 2010 four contracts with the U.S. Department of Defense organizations represented approximately 92% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of our significant contracts were canceled, or our customers reduce their orders under any of these contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

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

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At June 30, 2011, our backlog was approximately $7 million, all of which is estimated to be realized in 2011. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

We depend on our suppliers and one, in particular, provided us with approximately 15% of our supply needs during the six months ended June 30, 2011. If we cannot obtain certain components for our products or we lose any of our key suppliers, we would have to develop alternative designs that could increase our costs or delay our operations.

We depend upon a number of suppliers for components of our products. Of these suppliers, Lapeer Industries, Inc. supplied approximately 15% of our overall supply needs during the six months ended June 30, 2011. In particular, Lapeer Industries, Inc. supplied our steel pieces and hardware. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we would need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

Risks Relating to Our Common Stock

We have identified a material weakness in our internal control over financial reporting for the period ended June 30, 2011. If we are unable to remediate the material weakness in our internal control over financial reporting, we may not be able to report accurately our financial results. This could have a material adverse effect on our share price.

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

As a result of management’s assessment of internal controls, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Due to a lack of adequate systems, processes, and resources we did not maintain effective controls over the period-end financial close and reporting processes as of June 30, 2011. Due to the actual and potential effect on financial statement balances and disclosures, and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:

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

As of August 15, 2011, we had outstanding stock options to purchase an aggregate of 2,440,000 shares of common stock under our 2007 Incentive Compensation Plan and warrants to purchase an aggregate of 675,001 shares of common stock. In addition, we have 2,324,000 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan. Our outstanding warrants also contain provisions that increase, subject to limited exceptions, the number of shares of common stock that may be acquired upon the conversion or exercise of such securities in the event we issue (or are deemed to have issued) shares of our common stock at a per share price that is less than their then existing exercise price in the case of the warrants. The exercise of the stock options and warrants would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for our common stock than we will receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

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

On July 28, 2011, we received notice from the staff of the NYSE Amex LLC (the “Exchange”) that it has accepted our plan of compliance (the “Plan”) submitted in response to a deficiency letter from the “Exchange dated May 16, 2011 based on their review of our Form 10-K for the period ended December 31, 2010 indicating that we are not in compliance with certain continued listing standards as set forth in Part 10 of the Exchange’s Company Guide.

Specifically, the Exchange noted that we are not in compliance with (a) Section 1003(a)(i) of the Company Guide because we reported stockholders’ equity of less than $2,000,000 as of December 31, 2010 and losses from continuing operations and net losses in two of its three most recent fiscal years ended December 31, 2010, (b) Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $4,000,000 as of December 31, 2010 and losses from continuing operations and net losses in three of its four most recent fiscal years ended December 31, 2010 and (c) Section 1003(a)(iv) of the Company Guide because we sustained losses which are so substantial in relation to our overall operations or our existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether we will be able to continue operations and/or meet its obligations as they mature. Furthermore, our financial statements for the year ended December 31, 2010 contained an explanatory paragraph regarding the auditor’s substantial doubt about our ability to continue as a going concern.

In order to maintain listing of our common stock on the Exchange, we submitted a Plan addressing how we intend to regain compliance by August 31, 2011, with respect to Section 1003(a)(iv) of the Company Guide (the requirements of which are set forth in the immediately preceding paragraph), and November 16, 2012, with respect to Sections 1003(a)(i) (the requirements of which are set forth in the immediately preceding paragraph) and 1003(a)(ii) (the requirements of which are set forth in the immediately preceding paragraph).

The exchange has accepted our Plan and given us until August 31, 2011 to secure a large government contract and avoid any delisting proceedings. If a government contract is received, then we may be able to continue its listing during the Plan period, up to November 16, 2012, during which time we will be subject to periodic reviews to determine whether it is making progress consistent with the Plan. If we fail to submit a Plan acceptable to the Exchange or, if the Plan is accepted but the Exchange determines that we are not making progress consistent with the Plan or that we are not in compliance with all continued listing standards of the Company Guide by November 16, 2012, then we expects the Exchange will initiate delisting proceedings.

Our common stock continues to trade on the Exchange under the symbol “EAG,” however, the Exchange has advised us that the Exchange is utilizing the financial status indicator fields in the Consolidated Tape Association’s Consolidated Tape System and Consolidated Quote Systems Low Speed and High Speed Tapes to identify companies that are in noncompliance with the Exchange’s continued listing standards. Accordingly, we will become subject to the trading symbol extension “.BC” to denote our noncompliance.

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

AMERICAN DEFENSE SYSTEMS, INC.

Date: August 22, 2011	By:	/s/ Gary Sidorsky
Gary Sidorsky
Chief Financial Officer

Index to Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.