Form 10-K/A
period 2010-12-31
AMERICAN DEFENSE SYSTEMS INC
filed 2012-01-19
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment no. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 001-33888

AMERICAN DEFENSE SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-0357690
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
420 McKinney Parkway
Lillington, North Carolina 27546
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

Documents Incorporated by Reference

Portions of American Defense Systems, Inc.’s Proxy Statement related to the 2011 Meeting of Stockholders, which was filed with the Securities and Exchange Commission on December 9, 2011, are incorporated by reference into Part III of this annual report.

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

Explanatory Note

This amendment to the Form 10-K annual report of American Defense Systems, Inc. for the fiscal year ended December 31, 2010 (the “Original Form 10-K”) is being filed to update its disclosures and include information based upon the comments received from the U.S. Securities and Exchange Commission regarding its Original Form 10-K. Changes were made to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources section, Part III, and Part IV, Item 15, Exhibits and Financial Statement Schedules, Notes to Consolidated Financial Statements, Footnotes #1, 5, 10, 11, and 12.

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

Cash flows from discontinued operations were not reported separately for the years ended December 31, 2010 and 2009. There were no cash flows from discontinued operations for the years ended December 31, 2010 and 2009.

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

Item 9B.Other Information

None.

PART III

Item 10.      Directors, Executive Officers, and Corporate Governance

The information required by this Item is incorporated by reference to the applicable information in our Proxy Statement related to the 2011 Annual Meeting of Stockholders which was filed with the SEC on December 9, 2011 (the “2011 Proxy Statement”).

Item 11.      Executive Compensation

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement.

Item 14.      Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the applicable information in the 2011 Proxy Statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Documents filed as part of this report:

Consolidated Financial Statements:

•	Report of Marcum LLP Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2010 and 2009;

•	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009;

•	Consolidated Statements of Shareholders’ (Deficiency) Equity for the years December 31, 2010 and 2009;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009; and

•	Notes to Consolidated Financial Statements.

All other financial schedules are not required under the related instructions or are inappropriate and therefore have been omitted.

(b)      Exhibits

Exhibit Numbers	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation (5)

3.2	Amended and Restated Bylaws (5)

3.3	Certificate of Designation of Series A Convertible Preferred Stock (2)

3.4	First Amendment to Amended and Restated Bylaws (20)

4.1	Form of common stock certificate (1)

4.2	Registration Rights Agreement by and among the Registrant and the holders of the Registrant’s Series A Convertible Preferred Stock, dated May 22, 2009 (13)

4.3	Form of 2009 financial advisor warrant (1)

4.4	Form of 2008 investor warrant (2)

4.5	Form of 2008 placement agent warrant (2)

4.6	Form of Series A Convertible Preferred Stock Certificate (2)

10.1	Agreement of Lease, dated 9/23/2004, between the Registrant and Industrial Management LLC (1)

10.2	Amendment to Lease, dated 5/31/2006, between the Registrant and Industrial Management LLC (1)

10.3	Second Amendment to Lease dated 2/1/2007, between the Registrant and Industrial Management LLC (1)

10.4	Contract between the Registrant and Marine Corps Systems Command dated 2/15/07, as amended by the Modification of Contract, dated 9/17/2007 (1)

10.5	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/7/2005, as amended (1)

10.6	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/21/2005, as amended (1)

10.7	Contract between the Registrant and NAVFAC Southwest Specialty Center Contracts Core, dated 6/7/2007, as amended (1)

10.8	Subcontract between CH2M Hill Constructors, Inc. and American Physical Security Group, LLC (10)

10.9	Employment Agreement with Anthony J. Piscitelli dated 1/1/2007 (1)

10.10	Amendment to Employment Agreement with Gary Sidorsky dated 1/9/2009 (9)

10.11	Employment Agreement with Gary Sidorsky dated 1/1/2007 (1)

10.13	Employment Agreement with Curtis Taufman dated 1/1/2007 (1)

10.14	Employment Agreement with Fergal Foley dated 1/9/2009 (9)

10.15	Agreement between the Registrant and Stifel, Nicolaus & Company, Inc., dated 8/29/2006 (1)

10.16	Agreement between the Registrant and Action Group (2)

10.17	2007 Incentive Compensation Plan (1)

10.18	Amendment to Forbearance Agreement by and among the Registrant, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated May 27, 2009 (15)

10.19	Second Amendment to Forbearance Agreement by and among the Registrant, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated June 15, 2009 (15)

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

10.50	Securities Redemption Agreement, dated March 22, 2011, by and among American Defense Systems, Inc.; West Coast Opportunity Fund, LLC; and Centaur Value Fund, L.P. (22)

10.51	Membership Interest Option Agreement, dated March 22, 2011, by and among American Defense Systems, Inc.; West Coast Opportunity Fund, LLC; and Centaur Value Fund, L.P. (22)

21.1	Subsidiaries of Registrant*

23.1	Consent of Marcum LLP*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed herewith

(1)	Previously filed as an Exhibit to the Form 10, filed on February 11, 2008.

(2)	Previously filed as an Exhibit to Amendment No. 1 to the Form 10, filed on March 21, 2008.

(3)	Previously filed as an Exhibit to Amendment No. 2 to the Form 10, filed on April 11, 2008.

(4)	Previously filed as an Exhibit to Amendment No. 3 to the Form 10, filed on April 22, 2008.

(5)	Previously filed as an Exhibit to the Form 8-A filed on May 23, 2008.

(6)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 27, 2008.

(7)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 30, 2008.

(8)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on August 8, 2008.

(9)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 15, 2009.

(10)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 16, 2009.

(11)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 1, 2009.

(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2009.

(13)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 26, 2009.

(14)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 26, 2009.

(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 17, 2009.

(16)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 28, 2009.

(17)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 26, 2009.

(18)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2009.

(19)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 15, 2010.

(20)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 28, 2010.

(21)	Previously filed as an exhibit to Amendment No. 1 to the Annual Report on Form 10-K filed on April 15, 2010

(22)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 28, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.

By:	/s/ General Alfred M. Gray
General Alfred M. Gray
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

	Chairman of the Board and Acting Chief Executive Officer	January 19, 2012
/s/ General Alfred M. Gray	(Principal Executive Officer)
General Alfred M. Gray
January 19, 2012
/s/ Gary Sidorsky	Chief Financial Officer,
Gary Sidorsky	(Principal Financial and Accounting Officer)

/s/ Pasquale J. D'Amuro
Pasquale J. D'Amuro	Director	January 19, 2012

/s/ Stephen R. Seiter
Stephen R. Seiter	Director	January 19, 2012

/s/ Victor Trizzino
Victor Trizzino	Director	January 19, 2012

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
FINANCIAL INFORMATION
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Report of Marcum LLP Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-4

Consolidated Statements of Shareholders’ Equity (Deficiency) for the years ended
	December 31, 2010 and 2009	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-6

	Notes to Consolidated Financial Statements	F-8

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

/s/ Marcum LLP

Marcum LLP
Melville, New York
April 15, 2011, except for Notes 11 and 12 of which the date is January 19, 2012

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Shareholders’
	Common Stock		Additional	Retained Earnings	Equity
	Shares	Par Value	Paid-In Capital	(Accumulated Deficit)	(Deficiency)

BALANCE AT JANUARY 1, 2009	39,585,960	$39,586	$10,258,077	$(649,621)	$9,648,042

Shares issued for compensation	250,000	250	139,250	-	139,500
Exercise of investor warrants	3,695,505	3,695	(3,695)	-	-
Payment of dividends recorded as
interest expense	3,080,000	3,080	1,646,920	-	1,650,000
Reconciling share amount	(8)	-	-	-	-
Stock option compensation expense	-	-	121,862	-	121,862
Reclassification of derivative warrants
upon exercise	-	-	2,550,000	-	2,550,000
Net loss	-	-	-	(16,289,816)	(16,289,816)

BALANCE AT DECEMBER 31, 2009	46,611,457	46,611	14,712,414	(16,939,437)	(2,180,412)

Shares issued for compensation	350,228	350	115,851	-	116,201
Payment of dividends recorded as
interest expense	7,380,000	7,380	1,492,620	-	1,500,000
Modification of Series A Preferred	-	-	53,887	-	53,887
Stock option compensation expense	-	-	131,936		131,936
Net loss	-	-	-	(9,382,359)	(9,382,359)

BALANCE AT DECEMBER 31, 2010	54,341,685	$54,341	$16,506,708	$(26,321,796)	$(9,760,747)

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

On February 29, 2008, Roy Elfers, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. The Complaint seeks damages of approximately $87,000. The Company filed an answer to the complaint. The parties have completed discovery and have completed taking depositions. Trial is scheduled for the end of April 2011.  The Company intends to vigorously defend this action. While it is reasonably possible that an unfavorable outcome may occur, management  has concluded that is not probable that a loss has been incurred and it is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome and accordingly, has not provided any amounts in the consolidated financial statements for an unfavorable outcome.

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. Mr. Cusack seeks damages in excess of $3,000,000. On April 2, 2008, the Company filed a response to the charges. The Company believes the allegations to be without merit and intends to vigorously defend against the action. On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well one claim for conversion of his personal property which Mr. Cusack has also asserted against the Company’s executive officers.  On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the complaint and filed counterclaims against Mr. Cusack for fraud. The parties have completed the discovery and depositions. The parties submitted motions for summary judgment and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On September 13, 2010, the Company appealed this decision. On January 14, 2011, the Court stayed the trial pending the appeal of the summary judgment decision. The Company intends to vigorously defend this action. While it is reasonably possible that an unfavorable outcome may occur, management has concluded that is not probable that a loss has been incurred and it is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome and accordingly, has not provided any amounts in the consolidated financial statements for an unfavorable outcome.

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

The following is a summary of stock options outstanding at December 31, 2010:

				Weighted Average
				Remaining
		Weighted Average	Aggregate	Contractual Life
	Stock Options	Exercise Price	Intrinsic Value	(In years)

Outstanding, January 1, 2010	2,230,000	$1.81	-	4.39
Granted	275,000	0.31	-	6.40
Exercised	-	n/a	n/a	n/a
Cancelled/forfeited	-	n/a	n/a	n/a
Outstanding, December 31, 2010	2,505,000	$1.65	-	4.38
Exercisable, December 31, 2010	1,278,000	$1.86		4.06

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


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

	Based on the Company’s historical operations and management’s expectations for the near future, the Company’s stock was assumed to be a non-dividend-paying stock;

	Based on management’s expectations for the near future, the Company is expected to settle the future quarterly dividends due to the Series A Holders via shares;


The quoted market price of the Company’s stock was utilized in the valuations because ASC 820-10 requires the use of quoted market prices, if available, without considerations of blockage discounts (if the input is considered as a Level 1 input). Because the stock is thinly traded, the quoted market price may not reflect the market value of a large block of stock; and


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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

	2010	2009
Deferred income tax asset:
Net operating loss carry-forwards	$5,847,809	$3,727,015
Stock options	253,335	155,054
Allowance for doubtful accounts	216,735	88,107
Charitable contributions	402,341	378,454
Long-term contracts	215,221	1,235,602
Capital loss carryover	217,711	-
Fixed assets	354,283	-
Inventory reserve	61,549	-
Deferred rent	83,954	-
Valuation allowance	(7,584,868)	(5,392,011)
Deferred income tax asset	$68,070	$192,221

	2010	2009
Deferred income tax liability:
Intangibles	$(68,070)	$(22,774)
Change from cash to accrual method for income taxes under IRS Section 481(a)	-	(169,447)
Deferred income tax liability	$(68,070)	$(192,221)

The Company was required to change from cash to accrual method for income taxes effective for the 2007 tax year. Under IRS regulations section 481(a), the tax effects of this change are to be recognized over a 4 year period thus creating a deferred tax liability.

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

The Company’s management evaluates segment performance based on several factors, of which the key financial measure is operating income (loss). Goodwill is recorded in the Company’s APSG segment. Information as to the operations of the Company’s reportable segments is set forth below.
	2010	2009
REVENUE
ADSI	$31,461,148	$41,390,254
APSG	8,057,906	4,503,725
	$39,519,054	$45,893,979
OPERATING INCOME (LOSS)
ADSI	$(4,576,846)	$(7,909,858)
APSG	74,735	721,715
	$(4,502,111)	$(7,188,143)
TOTAL ASSETS
ADSI	$6,550,539	$12,038,818
APSG	3,220,931	5,489,616
	$9,771,470	$17,528,434

12. PREFERRED STOCK REDEMPTION

On March 22, 2011, the Company entered into a Securities Redemption Agreement (the "Redemption Agreement") with the Series A Holders, pursuant to which the Company sold to the Series A Holders all of the issued and outstanding membership interests in APSG, the Company’s wholly-owned subsidiary.  The Series A Holders own an aggregate of 15,000 shares of the Series A Preferred.  In exchange for the sale of the APSG interests to the Series A Holders, the Series A Holders (i) paid the Company $1,000,000 in cash at the closing of the transactions contemplated by the Agreement and (ii) tendered to the Company the Series A Preferred, which had an aggregate redemption price of $16,500,000.  Upon the closing of the transactions contemplated by the Redemption Agreement, the Series A Holders will own 100% of the APSG interests and APSG will no longer be a subsidiary of the Company. APSG accounted for $8,057,906 or 20% of consolidated revenue and $74,735 of operating income compared to an operating loss of $4,502,111 for the consolidated Company for the year ended December 31, 2010. As of December 31, 2010, APSG had total assets of $3,220,931 or 33% of consolidated assets.

The major classes of assets and liabilities of APSG as of December 31, 2010 were:

Current Assets:
Cash	$178,304
Accounts receivable, net	1,270,019
Inventory	307,732
1,756,055

Long-term Assets:
Property and equipment, net	17,926
Intangibles	634,450
Goodwill	812,500
1,464,876

Total Assets	$3,220.931

Liabilities
Accounts payable and accrued expenses	$1,671,350

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13. SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2010 through the date the financial statements were issued, and except as disclosed in Note 12, the Company concluded that no other events required disclosure in these consolidated financial statements.

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