Form 10-K
period 2011-12-31
AMERICAN DEFENSE SYSTEMS INC
filed 2012-04-16
CIK 1260996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act:
None

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the closing price of such common equity on June 30, 2011 was $ 4,360,975. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 6, 2012, there were 55,087,192 outstanding shares of the registrant's common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

We believe that some of the information contained in this report on Form 10-K constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may," "expect," "project," "anticipate," "contemplate," "believe," "estimate," "intend," "plan," and "continue" or similar words. You should read statements that contain these words carefully because they:

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

PART I

Item 1. Business

BUSINESS

General Information

Our business address is 420 McKinney Parkway, Lillington, North Carolina 27546, and our telephone number is 910-514-9701. We relocated from 230 Duffy Avenue, Hicksville, New York 11801, in July 2011. Our website is www.adsiarmor.com. The information contained in, or that can be accessed through, our website is not part of this annual report.

History

American Defense Systems, Inc. was incorporated in December 2002 and commenced business in May 2003 upon the acquisition of our wholly-owned subsidiary, A.J. Piscitelli & Associates, Inc., or AJPA, which was founded in 1994 and developed and distributed security-related products.

Company Overview

We are a defense and security products company engaged in two business areas: customized transparent and opaque armor solutions for construction equipment and tactical and non-tactical transport vehicles used by the military; and architectural hardening and perimeter defense, such as bullet and blast resistant transparent armor, walls and doors.

Our armor solutions for construction equipment and tactical and non-tactical transport vehicles are designed to protect their occupants from landmines, hostile fire and improvised explosive devices (IEDs).

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

We serve primarily the defense market and our sales are highly concentrated within the United States (U.S.) government and other U.S. government contractors. Our customers include various branches of the U.S. military through the U.S. Department of Defense and to a much lesser extent other U.S. government, law enforcement and correctional agencies as well as private sector customers.

On March 22, 2011, the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in American Physical Security Group, LLC (“APSG”), the Company’s wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock. APSG was in the business of physical security products including forced entry blast resistant curtain walls, trans barrier systems and vehicle anti-ram barriers. In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions contemplated by the Redemption Agreement and (ii) tendered to the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000. As a result of the transactions contemplated by the Redemption Agreement, APSG is no longer a subsidiary of the Company. In connection with the Redemption Agreement, the Company and the holders of our Series A Convertible Preferred Stock entered into that certain Membership Interest Option Agreement (the "Option Agreement") pursuant to which the Company was granted an option (the “Option”) to repurchase APSG within six (6) months following the closing of the transactions contemplated by the Redemption Agreement at a cash purchase price equal to the sum of (i) $15,525,000, plus (ii) the amount of any net investment made in APSG concurrently with and following the closing of the Redemption Agreement and prior to the closing of the purchase of the APSG membership interests pursuant to exercise of the Option. The Company did not exercise the Option, which expired on September 22, 2011.

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

Positioned for Favorable Industry Trends. Asymmetric warfare requires a rapidly mobile force and close engagement. In order to fight the war on terror more effectively, armed forces must be capable of tracking small groups of enemies through varying terrain and to quickly assemble, secure and move bases. We believe our solutions directly address these requirements by armoring vehicles and equipment already in Iraq and Afghanistan that are used for these purposes. As a result, we believe we are positioned to grow as the U.S. Department of Defense continues to transform its forces, placing greater demands on existing equipment and infrastructure.

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

• increase exposure to military platforms in the U.S.;

• develop strategic alliances and form strategic partnerships with original equipment manufacturers (OEMs);

• focus on an advanced research and development program to capitalize on increased demand for new armor materials;

• increase exposure to commercial markets.

Increase Exposure to Military Platforms in the U.S. We are a provider of armor solutions for tactical and non-tactical transport military vehicles and construction equipment for TACOM and the U.S. Marine Corps Systems Command. We are actively pursuing opportunities to provide additional armor solutions for military platforms, both in the U.S. and abroad. To execute upon this growth strategy, we are engaging strategic advisors who have held key military positions to advise us on product development and market segment focus, and enhancing our presence at industry trade shows and other business development contacts.

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

To market our products to these customers, we are leveraging our past installations of blast and ballistic resistant glass products at federal buildings, a national stock exchange and a national broadcasting company, the use of our bullet resistant glass solutions during recent presidential inaugurations, and the brand recognition we have developed with the success of our products in Iraq and Afghanistan.

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

Increase exposure to commercial markets. We intend to build on our successes in the DOD and Government Agency market by targeting commercial entities that have requirements for similar services. For example, commercial construction vehicles used by the petroleum industry seek armor enhancements to protect their operators. We have seen an increase of requirements for critical infrastructure protection in public areas, corporate facilities and transportation hubs. We are aggressively seeking these potential opportunities.

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

Testing includes ballistic and blast protection testing (both on the armor itself and the edges, seams and other related structures), determination of ease of use by soldiers (e.g., opening doors, rolling down windows, entrance or exit of vehicles) and automotive testing to evaluate the effect of the armor solution's weight and other characteristics on the vehicle's road handling, wear and tear on mechanical parts, stress points caused by the extra weight, and drive shafts and power trains. We generally only pursue contracts when we have a high degree of confidence that our existing product or planned application of our product solution will satisfy the customer's requirements.

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

We purchase most of the components and materials used in our products from various suppliers. The primary materials used in the manufacturing of our products are polycarbonate glass and steel. Of our suppliers, APSG, a former subsidiary, supplied approximately 11% of our overall supply needs during the year ended December 31, 2011. In particular, APSG supplies our steel pieces and hardware. We believe, however, that alternative sources are readily available.

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

Sales and Marketing

Our sales and marketing effort focuses on developing new business opportunities as well as generating follow-on sales for our armor solutions, and architectural hardening solutions. We currently employ two dedicated sales representatives who focus on these opportunities. Various members of our senior management also serve as effective sales representatives by contribution to the generation of military and corporate business due to their long-standing customer relationships and knowledge of our customers’ mission-critical requirements.

Our sales representatives are salaried employees who have a substantial military background in addition to extensive government contract sales experience. We believe these relationships give us a competitive advantage. Additionally, our program managers and service department employees assist us in earning repeat business. We believe these employees have knowledge of local requirements and practices, laws, and regulations to best address our clients’ needs. We continue to explore various domestic and international relationships to increase our sales and market penetration. The number of projects that we will bid on in 2012 will exceed the number we bid on in 2011.

We currently attend various trade shows involving defense operations and technology, military vehicles, law enforcement technology and military force protection, including the Association of the U.S. Army Annual Meeting and Winter Symposium, Modern Day Marine Expo, and Tactical Wheeled Vehicle conferences in order to maintain our competitive edge.

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

Our on-going research and development includes evaluations of ceramic and fiber composite materials. Fiber composites have the potential to reduce weight and improve performance of personal protective equipment and vehicle armor. Ceramics, including alumina, silicon carbide, boron carbide, Sapphire and Spinel are essential for future lightweight CPK's and personal protective equipment.

As of December 31, 2011, we had one employee engaged in research and development. We continually work to enhance the survivability and reliability of our existing products and to develop and introduce innovative new products to satisfy the evolving needs of our customers domestically and internationally.

For the years ended December 31, 2011 and 2010, we incurred approximately $198,000 or 2.3%, of net sales and $745,000 or 2.4%, of net sales, respectively, of research and development expenses.

Products in Development

Lightweight Combat Helmet. In September 2009, the Office of Naval Research (ONR) awarded the Company a Broad Agency Announcement (BAA) contract to research a wide range of potential helmet materials for ballistic performance and backface deformation. We continue development to reduce the areal density, investigate the effect of a projectile’s angle as it strikes the helmet, or shot obliquity, and the effect on the inside of a helmet upon impact from a projectile or blast, or “behind armor” effects.

Lightweight SAPI. We are working with certain of our vendors to produce a lightweight Small Arms Protective Insert (SAPI) to reduce the overall combat load of a soldier or Marine. New methods of producing and encapsulating ceramic materials are being investigated and tested under a contract with the ONR. Our development seeks to reduce the areal density of the E-SAPI while controlling the backface deformation within acceptable parameters.

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

Although none of the foregoing products in development is expected to require outside funding, we continue to seek opportunities to obtain supplemental research grants that may benefit our product development.

Security Clearances

A facility security clearance (FCL) is an administrative determination by the Defense Security Service (DSS), a U.S. Department of Defense component, that a particular contractor facility has the requisite level of security, procedures, and safeguards to handle classified information requirements for access to classified information. Our ability to obtain and maintain a FCL has a direct impact on our ability to compete for and perform U.S. government contracts, the performance of which require access to classified information.

Intellectual Property

We rely on certain proprietary technology and seek to protect our interests through a combination of know-how, trade secrets and security measures, including confidentiality agreements. Our policy generally is to secure protection for significant innovations to the fullest extent practicable. Further, we seek to expand and improve the technological base and individual features of our products through ongoing research and development programs.

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

A limited number of contracts have generated a substantial majority of our historical and current revenue. During 2011, three contracts with the U.S Department of Defense organizations represented 20% of our revenue. In addition, the Company derived 65% of its revenues from two private customers for the year ended December 31, 2011. During 2010, three contracts with the U.S. Department of Defense organizations represented approximately 84% of our revenue.

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

Backlog

Our backlog as of December 31, 2011, which consisted substantially of contracts with the U.S. government, was $7 million, and our backlog as of December 31, 2010 was $14 million. Of our $7 million of backlog as of December 31, 2011, we expect all of our backlog will be filled in 2012.

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

We have not historically tracked our "funded" backlog, which we define as amounts actually appropriated by a customer for payment of goods and services less actual revenue recorded as of the measurement date under that appropriation. Although we are aware of appropriations made with respect to our U.S. government contracts, our primary government customers have the ability to reallocate the funds within such appropriations among various projects and contracts included in a given appropriation. Subject to this reallocation possibility and the definition of "backlog" above, our funded backlog as of December 31, 2011 was $7 million.

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

Many of our products have a number of applications, such as our 34 common size armor windows and 51 different add-on armor (AoA) kits for construction and material handling equipment. We believe that the broad functionality and application of our products and product components provides us with a competitive advantage over certain of our competitors whose products are applied in more narrow applications.

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

Employees

As of April 6, 2012, we had approximately 24 full-time employees and four consultants. Of these total employees and consultants, seven were in manufacturing, four were in engineering and research, four were in sales and marketing, and thirteen were in general management, finance and administration. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

U.S. law requires companies to employ only individuals who may legally work in the United States. We are an IMAGE “Best Employment Practices” certified company that ensures a legal workforce. We participate in E-Verify, an internet-based system that compares information from an employee’s Form I-9 (Employment Eligibility Verification), to data from the U.S. Department of Homeland Security and Social Security Administration.

Executive Officers

Our executive officers and their respective ages and positions as of April 6, 2012, are as follows:

Name	Age	Position

General Alfred Gray	83	Chairman of the Board, Acting Chief Executive Officer

Gary Sidorsky	53	Chief Financial Officer and Treasurer

Kevin Healy	50	Chief Operating Officer and General Counsel

Curtis M. Taufman	45	Senior Vice President, Engineering and Architecture

Fergal Foley	54	Senior Vice President of Government Affairs and Business Development

Charles R. Pegg	56	Vice President, Operations

Victor La Sala	65	Senior Vice President, Research & Development

Robert C. Aldrich	65	Chief Security Officer

General Alfred Gray has been a member of our board of directors since January 2008, chairman of our board of directors since August 2011 and our acting chief executive officer since November 2, 2011. General Gray currently is a Senior Fellow and the Chairman of the Board of Regents at Potomac Institute for Policy Studies, a non-profit public policy research institute. Since 2000, General Gray has been a member of the board of directors of SENSIS Corp., a privately held commercial and defense radar company, and Information Assurance Inc., a privately held information assurance and security company. He is also the chairman of the board of directors of GlobeSecNine, a privately held financial investment firm. From April 2003 to June 2008, General Gray was the Chairman of the board of directors of SYS Technologies, Inc., an information solution company whose shares traded on the NYSE Amex until its acquisition by Kratos Defense & Security Solutions, Inc. (NASDAQ: KTOS). General Gray received his Bachelor of Science degree from the State University of New York. He received Honorary Doctorates of Law degrees from Lafayette College and Monmouth University. He also received Honorary Doctorate degrees from Norwich University, the Defense Intelligence College, and Franklin University. General Gray also attended the Marine Corps Command and Staff College and Army War College. In 1991, General Gray retired from the U.S. Marine Corps after 41 years of service. From 1987 until 1991, he served as a member of the Joint Chiefs of Staff and was the 29th Commandant of the Marine Corps and an advisor to the President. General Gray currently serves as the Chairman of Injured Marine Semper Fi Fund and the Marine Youth Fitness Foundation. He is also the Chancellor of the Marine Military Academy and a director of the Marine Corps Law Enforcement Foundation. General Gray is a member of the National Security Agency Advisory Board and is an advisor to the National Reconnaissance Office. He is also a member of the Defense advanced Research Projects Agency, U.S. Army Senior Advisory Group and the Defense Science Study Group.

Gary Sidorsky has served as our Treasurer and our Chief Financial Officer since December 2007 and December 2006, respectively, and from January to December 2006 served as our Controller. Mr. Sidorsky also served as a member of our board of directors from December 2007 through May 2010. Mr. Sidorsky has 31 years of accounting experience with both accounting firms and manufacturing companies. He served as Accounting Manager for Diam International, a leading global manufacturer of merchandising displays, from September 2003 to January 2006. Mr. Sidorsky received his Bachelor of Art degree from Quinnipiac University and MBA from Dowling College. He has also earned course certificates in Finance for Executives from the University of Chicago School of Business and Logistics from the Defense Systems Acquisition Management (DSAM).

Kevin J. Healy has served as our Chief Operating Officer since September 6, 2011 and our General Counsel since January 2010. From October 29, 2010 until September 6, 2011, Mr. Healy served as our acting Chief Operating Officer. From February 2008 to December 2009, he was a business and legal consultant for various private and not-for-profit companies engaged in certain manufacturing industries. From June 2005 to January 2008, Mr. Healy served as General Counsel of Advanced BioPhotonics, Inc., a medical imaging technology developer whose common stock formerly traded on the OTC Bulletin Board until May 2008. He also served as Secretary of Advanced BioPhotonics, Inc. from September 2005 to January 2008. From November 2001 to January 2005, Mr. Healy served as Corporate Counsel of the General Semiconductor Division of Vishay Intertechnology, Inc. (NYSE: VSH), a discrete semiconductor and passive electronic components manufacturer. From November 1997 to November 2001, he served as Assistant General Counsel of General Semiconductor, Inc., a manufacturer of the discrete segment of the semiconductor. Mr. Healy received his Master of Business Administration from Dowling College School of Business, Juris Doctor from St. John’s University and Bachelor of Art degree from the State University of New York at Albany. He is admitted to the New Jersey Bar, the District of Columbia Bar, and the United States District Court, District of New Jersey.

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

Fergal Foley currently serves as our Senior Vice President of Government Affairs and Business Development. From October 2007 until October 2010, Mr. Foley served as our Chief Operating Officer. Mr. Foley was a member of our board of directors and our Secretary from December 2007 through October 2010. He is also the Secretary of the American Institute for Defense and Tactical Studies, Inc., our wholly owned subsidiary, since its formation in 2008. Mr. Foley retired from the New York Army National Guard in October 2006 and was promoted to Brigadier General on the State Retired List. His key military assignments included serving as Deputy Brigade Commander in New York City from 1999 to 2003. On September 11, 2001 through September 29, 2001, Mr. Foley served as the Chief of Staff and Acting Commander for the Joint Task Force ‘‘Operation World Trade Center.’’ In October 2008, Mr. Foley was appointed by the Governor of New York as Commander of the New York State Defense Force. Mr. Foley earned an Associates Degree in Business Management from Canton College (SUNY), a Bachelor of Science degree and Master of Public Administration degree from Marist College, and a Master of Science degree from the U.S. Army War College.

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

Robert C. Aldrich has served as our Chief Security Officer since October 1, 2007. Mr. Aldrich was a career employee of the Federal Bureau of Investigation (FBI). Special Agent Aldrich served as Special Consultant to the Commandant of the Marine Corps (CMC) and during the administration of five CMCs. After retiring from the FBI, Mr. Aldrich served as National Coordinator for Law Enforcement, Public Safety and Civil Support at Headquarters, United States Marine Corps. He established a key nexus with local, state, and federal law enforcement and public safety authorities for shaping and implementing Marine Corps policies for combating terrorism, continuity of operations, critical infrastructure protection and support to civil authorities. Mr. Aldrich received his Bachelor of Science degree from the University of South Carolina and is a Fellow at the Potomac Institute for Policy Studies. Mr. Aldrich served in the U.S. Army with Special Forces duty in Vietnam. Mr. Aldrich is a recipient of the Department of the Navy’s Distinguished Public Service Medal.

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

We have a history of operating losses and there is a substantial doubt about our ability to continue as a going concern. As of December 31, 2011, we had a working capital deficit of $867,271, an accumulated deficit of $16,955,187, shareholders’ deficiency of $235,012 and cash on hand of $132,285. We had operating losses of $3,301,724 and $3,685,215 for the years ended December 31, 2011 and 2010, respectively. We had income from continuing operations for the year ended December 31, 2011 of $6,826,961, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock, and losses from continuing operations for the year ended December 31, 2010 of $8,165,463. We had net income (losses) of $9,366,609 and $(9,382,359) for the years ended December 31, 2011 and 2010, respectively. We had net cash (used in) provided by operations of $(1,700,488) and $780,754 for the year ended December 31, 2011 and 2010, respectively. We entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A convertible preferred stock (the “Series A Preferred”), as more fully discussed in Note 7 of the accompanying consolidated financial statements. We continue to explore all sources of increasing revenue. If we are unable in the near term to raise capital on commercially reasonable terms or increase revenue, we will not have sufficient cash to sustain our operations for the next twelve months. As a result, we may be forced to further reduce or even curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On March 22, 2011, we entered into the Redemption Agreement with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in APSG, our wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock. In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions and (ii) tendered to the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000. Upon the closing of the transactions, APSG is no longer a subsidiary of the Company. APSG accounted for $9.4 million, or 23.8% of our revenues in fiscal year 2010 and generated operating income of $74,735 compared to an operating loss of approximately $4.5 million in fiscal year 2010 for the Company as a whole. APSG generated operating income of $126,518 for the period from January 1, 2011 through March 22, 2011, and $74,735 for the year ended December 31, 2010.

Our revenues historically have been concentrated in a small number of contracts obtained through the U.S. Department of Defense and the loss of, or reduction in estimated revenue under, any of these contracts, or the inability to contract further with the U.S. Department of Defense could significantly reduce our revenues and harm our business.

Our revenues historically have been generated by a small number of contracts. During the year ended December 31, 2011 three contracts with the U.S. Department of Defense organizations represented approximately 20% of our revenue. During the year ended December 31, 2010 three contracts with the U.S. Department of Defense organizations represented approximately 84% of our revenue. While we believe we have satisfied and continue to satisfy the terms of these contracts, there can be no assurance that we will continue to receive orders under such contracts. Our government customers generally have the right to cancel any contract, or ongoing or planned orders under any contract, at any time. If any of our significant contracts were canceled, or our customers reduce their orders under any of these contracts, or we were unable to contract further with the U.S. Department of Defense, our revenues could significantly decrease and our business could be severely harmed.

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

A facility security clearance (FCL) is an administrative determination by the Defense Security Service (DSS), a U.S. Department of Defense component, that a particular contractor facility has the requisite level of security, procedures, and safeguards to handle classified information requirements for access to classified information. Our ability to obtain and maintain a FCL has a direct impact on our ability to compete for and perform U.S. government contracts, the performance of which requires access to classified information. Our inability to so obtain or maintain any facility security clearance level could result in the termination, non-renewal or our inability to obtain certain U.S. government contracts, which would reduce our revenues and harm our business.

We may not realize the full amount of revenues reflected in our backlog, which could harm our operations and significantly reduce our future revenues.

There can be no assurances that our backlog estimates will result in actual revenues in any particular fiscal period because our customers may modify or terminate projects and contracts and may decide not to exercise contract options. We define backlog as the future revenue we expect to receive from our contracts. We include potential orders expected to be awarded under IDIQ contracts. Our revenue estimates for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog can be lower than the revenue that would result from our customers utilizing all remaining contract capacity. Our backlog includes estimates of revenues the receipt of which require future government appropriation, option exercise by our clients and/or is subject to contract modification or termination. At December 31, 2011, our backlog was approximately $7 million, of which approximately $7 million is estimated to be realized during the remainder of 2012. These estimates are based on our experience under such contracts and similar contracts, and we believe such estimates to be reasonable. However, we believe that the receipt of revenues reflected in our backlog estimate for the following twelve months will generally be more certain than our backlog estimate for periods thereafter. If we do not realize a substantial amount of our backlog, our operations could be harmed and our future revenues could be significantly reduced.

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

We depend upon a number of suppliers for components of our products. One of our suppliers provided 11% of our overall supply needs during the year ended December 31, 2011. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised through the loss of, or impairment of the relationship with, any of our three key suppliers or otherwise, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we would need to select new suppliers, redesign or reconstruct processes we use to build our transparent and opaque armored products. We may not be able to manufacture one or more of our products for a period of time, which could materially adversely affect our business, results from operations and financial condition.

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

We are presently classified as a small business as determined by the Small Business Administration under certain of the codes under the North American Industry Classification Systems (NAICS) industry and product specific codes which are regulated in the United States by the Small Business Administration. We are not considered a small business under all NAICS codes. While we do not presently derive a substantial portion of our business from contracts which are set-aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts which are open to non-small business entities. It is also possible that we may become more reliant upon small business set-aside contracts. As the NAICS codes are periodically revised, it is possible that we may lose our status as a small business and may sustain an adverse impact on our current competitive advantage. The loss of small business status could adversely impact our ability to compete for government contracts, maintain eligibility for special small business programs and limit our ability to partner with other business entities which are seeking to team with small business entities as may be required under a specific contract.

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

Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change of control of a company (as defined in Section 382). We performed an evaluation as to whether a change in control has taken place and concluded that a change did occur as of December 29, 2011. As a result of the change in control, our net operating loss carryforwards are subject to limitation, which has the effect of eliminating a substantial portion of the future tax benefits of the net operating loss carryforwards.

As of December 29, 2011, we had a federal net operating loss carryforward of $14,007,343 available to offset future income through 2031. After the change in control, the federal net operating loss is subject to an annual limitation of $39,000. Similarly, as of December 29, 2011, we had state net operating loss carryforwards of $14,750,199 available to offset future state income through 2031. After the change in control, the state operating loss carryforward is subject to an annual limitation of $39,000.

Risks Relating to Our Common Stock

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2011. If we are unable to remediate these material weaknesses in our internal control over financial reporting, we may not be able to report accurately our financial results. This could have a material adverse effect on our share price.

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

Due to the reduction in accounting staff during 2011, we did not have a sufficient number of accounting personnel in order to have adequate segregation of duties. In addition, we did not have a sufficient number of trained accounting personnel with expertise in GAAP to ensure that complex, material and/or non-routine transactions were properly reflected in the consolidated financial statements. However, all such transactions have been properly disclosed in the accompanying consolidated financial statements as of December 31, 2011.

We cannot assure you if or when we will be able to remedy these material weaknesses, that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future or that our internal control over financial reporting will be adequate in all cases to uncover inaccurate or misleading financial information that could be reported by members of management. This could result in investors losing confidence in our reported financial information and the trading price of our shares could drop significantly. In addition, we could be subject to sanctions or investigations by the stock exchange upon which our common stock may be listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

•      eliminate the ability of our stockholders to call special meetings of stockholders;

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

As of April 6, 2012, we had outstanding stock options to purchase an aggregate of 1,580,000 shares of common stock under our 2007 Incentive Compensation Plan and warrants to purchase an aggregate of 675,001 shares of common stock. In addition, we have 2,324,000 shares of common stock reserved for issuance under our 2007 Incentive Compensation Plan. Our outstanding warrants also contain provisions that increase, subject to limited exceptions, the number of shares of common stock that may be acquired upon the conversion or exercise of such securities in the event we issue (or are deemed to have issued) shares of our common stock at a per share price that is less than their then existing exercise price in the case of the warrants. The exercise of the stock options and warrants would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants, and we would be able to obtain a higher price for our common stock than we will receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of our common stock and adversely affect the terms on which we could obtain additional financing.

Trading in our common stock on the OTC Bulletin Board may be limited thereby making it more difficult for you to resell any shares you may own.

On November 22, 2011, we were notified by NYSE Amex that trading in our common stock would be suspended on NYSE Amex, with formal delisting following on December 16, 2011. We transitioned trading of our common stock to the OTCBB Marketplace beginning December 1, 2011. Although we are a reporting company and our common shares are quoted on the OTCBB, the OTCBB is not an exchange. Trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market, you may have difficulty reselling any of the shares of our common stock that you may own or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including:

•      the trading volume of our shares;

•      the number of securities analysts, market-makers and brokers following our common stock;

•      changes in, or failure to achieve, financial estimates by securities analysts;

•      new products or services introduced or announced by us or our competitors;

•      actual or anticipated variations in quarterly operating results;

•      conditions or trends in our business industries;

•      announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•      additions or departures of key personnel;

•      sales of our common stock; and

•      general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

You may have difficulty reselling shares of our common stock, either at or above the price you paid, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Bulletin Board and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

Our common stock is subject to the “penny stock” regulations, which are likely to make it more difficult to sell.

Our common stock is considered a “penny stock,” which the SEC defines as a stock trading under $5.00 and not registered on a national securities exchange or quoted on the Nasdaq National Market. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. These rules generally have the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares once acquired. Prior to a transaction in a penny stock, a broker-dealer is required to:

•      deliver to a prospective investor a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

•      provide the prospective investor with current bid and ask quotations for the penny stock;

•      explain to the prospective investor the compensation of the broker-dealer and its salesperson in the transaction;

•      provide investors monthly account statements showing the market value of each penny stock held in the their account; and

•      make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

Item 2.	Properties

Our principal offices are located at 420 McKinney Parkway, Lillington, North Carolina 27546 and are approximately 63,000 square feet. We do not own any real property.

We believe that our current facility is suitable and adequate to meet our current needs. We maintain insurance coverage against losses, including fire, casualty and theft, for each of our locations in amounts we believe to be adequate.

Item 3.	Legal Proceedings

On February 29, 2008, Roy Elfers, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. On August 5, 2011, the case was settled for $45,000. A payment of $22,500 was made on October 14, 2011. The Company has accrued the balance at December 31, 2011. A payment of $11,250 was made on January 6, 2012. The remaining balance of $11,250 is due on July 1, 2012.

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. On April 2, 2008, the Company filed a response to the charges. On May 12, 2011, the Department of Labor dismissed the complaint. On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against the Company’s executive officers. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the amended complaint and filed counterclaims against Mr. Cusack for fraud and rescission of his contract. The parties have completed discovery and have scheduled depositions. The parties submitted motions for summary judgment, and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On July 19, 2011, the Appellate Division upheld the stock conversion decision but reversed the decision to narrow the issues as to the breach of contract claims. The trial has been scheduled for late April 2012. Mr. Cusack seeks damages in excess of $3,000,000. The Company believes meritorious defenses to the claims exist and intends to vigorously defend this action but cannot reasonable predict the outcome at this time.

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint seeks $1,187,510 for goods allegedly sold to the Company, for which payment was not received. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for the Company sought and obtained an Order from the Court extending its time to respond to the Court’s March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff’s motion for entry of a default judgment. The Court subsequently granted the Defendants' motion, over Plaintiff's objection, and permitted Defendants to interpose an answer. The answer to the complaint was filed on June 13, 2011, and Defendants asserted several affirmative defenses to payment, including a claim for offset of amounts expended by Defendant to resolve issues with non-conforming goods supplied by Plaintiff. The parties have since engaged in document discovery, although no depositions have yet taken place in the matter. The parties have been actively engaged in settlement negotiations but cannot reasonable predict the outcome of settlement negotiations at this time.

On January 6, 2012, a group led by Dale Scales (the “Scales Group”) filed a Schedule 13D with the Securities and Exchange Commission stating that it intended to ask the Board of Directors to call a special meeting of the Company’s stockholders for the purpose of removing the Company’s directors for cause and replacing them with candidates chosen by the Scales Group. The Board of Directors believes that this filing misleads the Company’s stockholders because, among other things, it fails to disclose that the Scales Group is acting in concert with Anthony Piscitelli, the Company’s former chief executive officer. In November 2011, the Board demanded Mr. Piscitelli’s resignation as a result of mismanagement and misconduct that included providing confidential information belonging to the Company to Mr. Scales in violation of the Board’s express instructions. On January 9, 2012, the Board of Directors of the Company amended the Company’s bylaws to eliminate the ability of stockholders to request special meetings of stockholders. Subsequently, the Board has declined to call a special meeting of stockholders despite having received a request from the Scales Group purporting to have been signed by the holders of more than two thirds of the Company’s outstanding shares. On April 3, 2012, Mr. Scales and a company controlled by him filed a civil action in the Court of Chancery of the State of Delaware against the Company and the current members of its Board of Directors. The caption of the action is Armor Technologies LLC v. American Defense Systems, Inc., Civil Action No. 7394-CS. The plaintiffs allege that the Company’s current directors have breached their fiduciary duties by amending the bylaws and declining to schedule the special meeting requested by the Scales Group. The plaintiffs ask the Court to declare the bylaw amendment invalid and order the Board of Directors to call the special meeting requested by the Scales Group. The plaintiffs also seek an award of compensatory damages in an unspecified amount. The Company and the Board of Directors believe the action is without merit and intend to defend themselves vigorously but cannot reasonable predict the outcome at this time.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock traded on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol "EAG" from May 30, 2008 until the transition of trading of our common stock to the OTCBB effective December 1, 2011. The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our common stock, as reported on the NYSE Amex or by the Nasdaq Stock Market, Inc., for the applicable periods.

	High	Low
Fiscal Year Ended December 31, 2011
First quarter	$0.18	$0.14
Second quarter	$0.16	$0.05
Third quarter	$0.15	$0.05
Fourth quarter	$0.07	$0.02

Fiscal Year Ended December 31, 2010
First quarter	$0.43	$0.34
Second quarter	$0.37	$0.23
Third quarter	$0.28	$0.15
Fourth quarter	$0.23	$0.12

As of April 6, 2012, there were approximately 254 record holders of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

Equity Compensation Plan Information

As of December 31, 2011, the following equity securities of our company are authorized for issuance, aggregated as follows, pursuant to our compensation plans (including individual compensation arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
Equity compensation plans approved by security holders	2,040,000	$1.57	2,495,000
Equity compensation plans not approved by security holders	—	—	—

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

Overview

We are a defense and security products company engaged in three business areas: customized transparent and opaque armor solutions for construction equipment and tactical and non-tactical transport vehicles used by the military; architectural hardening and perimeter defense, such as bullet and blast resistant transparent armor, walls and doors. We disposed of the portion of our business related to the operation of a live-fire interactive tactical training range located in Hicksville, NY, hereinafter referred to as T2, during the year ended December 31, 2011. The portion of our business related to vehicle anti-ram barriers such as bollards, steel gates and steel wedges that deploy out of the ground was sold as of March 22, 2011.

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

Our recent historical revenues have been generated primarily from a limited number of large contracts and a series of purchase orders from a single customer. To continue expanding our business, we are seeking to broaden our customer base and to diversify our product and service offerings. Our strategy to increase our revenue, grow our company and increase shareholder value involves the following key elements:

•      We have put a new leadership and management team in place effective November 2, 2011 to reform Company operations which have led to a better operating performance;

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

Our contract backlog as of December 31, 2011 was $7 million. We estimate that approximately $7 million of the backlog will be filled during the remainder of 2012. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM's and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

We continue to aggressively bid on projects and are in preliminary talks with a number of international firms to pursue long-term government and commercial contracts, including with respect to Homeland Security. While no assurances can be given that we will obtain a sufficient number of contracts or that any contracts we do obtain will be of significant value or duration, we are confident that we will continue to have the opportunity to bid and win contracts as we have in 2011.

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

Sales and Marketing. Expenses related to sales and marketing consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, trade shows and related travel. Sales and marketing costs are charged to expense as incurred. As we have implemented various cost cutting measures, including a decrease in trade show participation and a reduction in headcount, in 2011 and the last quarter of 2010, we expect that in 2012, sales and marketing expenses will remain consistent.

Research and Development.   Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. We expect that in 2012, research and development expenses will remain consistent with 2011 levels. Research and development costs are charged to expense as incurred.

General and Administrative. General and administrative expenses consist of compensation and related expenses for finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead. We expect that in 2012, general and administrative expenses will continue to decrease due to cost cutting measures implemented in 2011 and the last quarter of 2010. Cost cutting measures implemented include the Company’s relocation to Lillington, NC in July 2011, lower employee benefits due to reduced headcount, and restrictions on travel.

General and Administrative Salaries.    General and administrative salaries expenses consist of compensation for the officers, and IT, design and engineering personnel. We expect that in 2012, general and administrative salaries expenses will decrease due to the cost cutting measures, which include reductions in employee headcount as well as salary reductions for remaining employees, implemented in 2011.

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

We believe that of our significant accounting policies, which are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of December 31, 2011, there were no such provisions made.

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

We recognized $159,126 and $131,936 in stock compensation expense for the years ended December 31, 2011 and 2010.

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

The proceeds from the issuance of the Series A Preferred and accompanying common stock warrants, net of direct costs including the fair value of warrants issued to the Placement Agent in connection with the transaction, must be allocated to the instruments based upon relative fair value upon issuance as they must be measured initially at fair value. Therefore, after the initial recording of the Series A Preferred based upon net proceeds received, the carrying value of the Series A Preferred must be adjusted to the fair value at the date of issuance, with the difference recorded as a gain or loss. On March 7, 2008, the date of initial issuance, we recorded a derivative liability of $9.8 million. On April 4, 2008, the date of the second issuance, we recorded a derivative liability of $3.6 million. These liabilities were subsequently adjusted to fair value as of March 22, 2011 (date of redemption) which resulted in a loss of $2.4 million for the period from January 1, 2011 through March 22, 2011, which is recorded in the accompanying consolidated statements of operations for the year ended December 31, 2011. These liabilities were adjusted to fair value as of December 31, 2010, resulting in a loss of $0.8 million for the year ended December 31, 2010.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Comparison of Years Ended December 31, 2011 and 2010

Revenues. Revenues for the year ended December 31, 2011 were $8.7 million, a decrease of $22.7 million, or 72%, as compared to revenues of $31.4 million in the comparable period in 2010. This decrease was due primarily to a slow-down in government orders. The reduction is a result of decreased spending due to the withdrawal of troops from Iran and Afghanistan, and the overall reduction in defense spending by the US government. As a result of this trend, the Company is pursuing alternative revenue streams with commercial customers.

Cost of Revenues. Cost of revenues for the year ended December 31, 2011 was $5.3 million, a decrease of $16.1 million, or 75%, over cost of revenues of $21.4 million in the comparable period in 2010. This decrease resulted primarily from the decline in revenue.

Gross Profit. Gross profits for the year ended December 31, 2011 and 2010 were $3.4 million and $10.0 million, respectively. Gross profit margin was 39% and 32% for year ended December 31, 2011 and 2010, respectively. The increase in gross profit margin resulted primarily from a better product mix in 2011 from spare parts and field service representatives, as well as lower overhead costs in the third and fourth quarters of 2011 resulting from the Company’s relocation to Lillington, NC in July 2011.

Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2011 and 2010 were $0.4 million and $1.9 million, respectively, representing a decrease of $1.5 million, or 79%. The decrease was due primarily to a decrease in trade show expenses and a reduction in headcount of 4 employees.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2011 and 2010 were $0.2 million and $0.7 million, respectively, a decrease of $0.5 million or 71% due to a reduction in the number of employees from 3 to 1, and less R&D initiatives.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2011 and 2010 were $2.1 million and $4.6 million, respectively. The decrease of $2.5 million or 54% was due primarily to lower overhead costs in the third and fourth quarters of 2011 resulting from the Company’s relocation to Lillington, NC in July 2011, lower general liability insurance due to decreased sales, a bad debt expense recovery in the third quarter of 2011, reduction in employee benefits related to reduced headcount, and a reduction in travel expenses.

General and Administrative Salaries Expense. General and administrative salaries expenses for the year ended December 31, 2011 and 2010 were $2.1 million and $3.5 million, respectively. The decrease of $1.4 million or 40% was due primarily to a reduction in headcount of 10 employees, as well as salary reductions for remaining employees.

Depreciation Expense. Depreciation expense was $0.6 million and $1.3 million for the year ended December 31, 2011 and 2010, respectively, a decrease of $0.7, or 54%, due to the absence of depreciation on leasehold improvements on the Company’s Hicksville, NY facility which was vacated in July 2011, as well as the sale of plane in first quarter of 2011.

Impairment of Fixed Assets. We recorded an impairment on the leasehold improvements of our Hicksville facility of $204,846 for the year ended December 31, 2011. We also recorded an impairment on an asset held for sale of $77,500 for the year ended December 31, 2011.

Professional Fees. Professional fees for the year ended December 31, 2011 and 2010 were $1.0 million and $1.6 million, respectively. The decrease of $0.6 million or 38% was due primarily to a decrease in legal and outside consulting fees resulting from legal and accounting functions being performed in-house.

Other (Income) and Expense. Our Series A Preferred was recorded at fair value through March 22, 2011 with changes in fair value recorded in the statement of operations. We experienced a loss on adjustment of fair value with respect to our Series A Preferred of $2,395,592 and $838,247 for the years ended December 31, 2011 and 2010, respectively. In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $236,373 and $1,896,100 for the years ended December 31, 2011 and 2010, respectively. We recorded a gain on the redemption of the Series A Preferred of $12,786,969 for the year ended December 31, 2011 (see Note 7 of the accompanying consolidated financial statements). We also recorded interest expense related to Series A Preferred dividends of $0 and $1,500,000 for the year ended December 31, 2011 and 2010, respectively.

Income (Loss) from Discontinued Operation. We recorded income from discontinued operation of $2,539,648 which included a gain on the sale of APSG of $2,910,565 for the year ended December 31, 2011. We recorded a loss from discontinued operation of $1,216,896 for the year ended December 31, 2010. See Note 8 of the accompanying consolidated financial statements.

Liquidity and Capital Resources

The primary sources of our liquidity during the year ended December 31, 2011 were proceeds from the sale of APSG and the redemption of the Series A Preferred, as well as proceeds from the sale of a fixed asset. As of December 31, 2011, our principal sources of liquidity are net accounts receivable of approximately $0.9 million and costs in excess of billings of approximately $1.2 million as well as our ability to sell future accounts receivable under an accounts receivable purchase agreement with Republic Capital Access (RCA).

As of December 31, 2011, the Company had a working capital deficit of $867,271, an accumulated deficit of $16,955,187, shareholders’ deficiency of $235,012 and cash on hand of $132,285. The Company had operating losses of $3,301,724 and $3,685,215 for the years ended December 31, 2011 and 2010, respectively. The Company had income from continuing operations for the year ended December 31, 2011 of $6,826,961, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock, and losses from continuing operations for the year ended December 31, 2010 of $8,165,463. The Company had net income (losses) of $9,366,609 and $(9,382,359) for the years ended December 31, 2011 and 2010, respectively. The Company had net cash (used in) provided by operations of $(1,700,488) and $780,754 for the years ended December 31, 2011 and 2010, respectively. The Company entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A convertible preferred stock (the “Series A Preferred”), as more fully discussed in Note 7. The Company continues to explore all sources of increasing revenue. If the Company is unable in the near term to raise capital on commercially reasonable terms or increase revenue, it will not have sufficient cash to sustain its operations for the next twelve months. As a result, the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Net Cash (Used In) Provided By Operating Activities. Net cash (used in) provided by operating activities was $(1,700,488) and $780,754 for the years ended December 31, 2011 and 2010, respectively. Net cash used in operating activities during the year ended December 31, 2011 consisted primarily of changes in our operating assets and liabilities of $654,172, including changes in accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses, as well as an operating loss of $3,301,724. Net cash provided by operating activities during the year ended December 31, 2010 consisted primarily of changes in our operating assets and liabilities of $3,126,150 including accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses as well as an operating loss of $3,685,215.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities for the year ended December 31, 2011 was $1,429,441 and consisted of $1,000,000 of proceeds from the sale of APSG and the redemption of the Series A Preferred, as well as proceeds from the sale of a fixed asset of 429,441, partially offset by purchases of computer equipment. Net cash used in investing activities for the year ended December 31, 2010 was $304,021 and consisted of purchases of general and computer equipment, and leasehold improvements.

Net Cash Used In Financing Activities. Net cash used in financing activities for the years ended December 31, 2011 and 2010 was $0 and $48,573, respectively.

Cash flows from discontinued operations were not reported separately for the year ended December 31, 2011 and 2010. Cash flows from discontinued operations were $154,800 for the year ended December 31, 2011. The absence of these cash flows is not expected to have a material effect on our future liquidity or capital resources.

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

The initial term of the purchase agreement ended on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to an amendment to the purchase agreement in October 2009, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) was extended from December 31, 2009 to October 15, 2010, and the discount factor rate was reduced from 0.524% to 0.4075%. On November 12, 2010, the term was further extended to October 15, 2011. On November 9, 2011, we signed an amendment to the purchase agreement which extended the term to December 31, 2012, eliminated the Program Continuance Fee and added a Commitment Fee equal to 1% of the difference between the outstanding receivable balance and $1 million. As of December 31, 2011, there was approximately $55,000 of accounts receivable for which RCA had not received payment from our customer.

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

On March 22, 2011, the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in American Physical Security Group, LLC (“APSG”), the Company’s wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock. In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions and (ii) tendered to the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000. Upon the closing of the transactions, APSG is no longer a subsidiary of our company. In connection with the Redemption Agreement, the Company and the holders of our Series A Convertible Preferred Stock entered into that certain Membership Interest Option Agreement (the "Option Agreement") pursuant to the Company was granted an option (the “Option”) to repurchase APSG within six (6) months following the closing of the transactions contemplated by the Redemption Agreement at a cash purchase price equal to the sum of (i) $15,525,000, plus (ii) the amount of any net investment made in APSG concurrently with and following the closing of the Redemption Agreement and prior to the closing of the purchase of the APSG membership interests pursuant to exercise of the Option. An analysis of the Option was performed and its value was deemed to be immaterial. The Company did not exercise the Option, which expired on September 22, 2011.

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

Evaluation of Disclosure Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the period since our last periodic report (December 31, 2010) through December 31, 2011. This assessment is as of December 31, 2011.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (or Exchange Act), are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the material weakness set forth below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended December 31, 2011. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2011 because of the material weaknesses set forth below.

Due to the reduction in accounting staff during 2011, we did not have a sufficient number of accounting personnel in order to have adequate segregation of duties. In addition, we did not have a sufficient number of trained accounting personnel with expertise in GAAP to ensure that complex, material and/or non-routine transactions were properly reflected in the consolidated financial statements. However, all such transactions have been properly disclosed in the accompanying consolidated financial statements as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

The following material weaknesses in internal control over financial reporting as of December 31, 2010 were remediated as of December 31, 2011. This was accomplished by hiring a Chief Accountant with GAAP and SEC reporting experience in August 2010, and implementing formalized timely documented review processes. Follow up testing was performed and all items listed below were resolved.

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

Other than as described above, there were no other changes that occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

A listing of our executive officers and their biographies are included under the caption “Executive Officers” under Part I Item 1. Business of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Consolidated Financial Statements:

•	Report of Marcum LLP Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2011 and 2010;

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010;

•	Consolidated Statements of Shareholders’ Deficiency for the years December 31, 2011 and 2010;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and

•	Notes to Consolidated Financial Statements.

All other financial schedules are not required under the related instructions or are inappropriate and therefore have been omitted.

(b)	Exhibits

Exhibit Numbers	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation (5)

3.2	Amended and Restated Bylaws (5)

3.3	Certificate of Designation of Series A Convertible Preferred Stock (2)

3.4	First Amendment to Amended and Restated Bylaws (20)

3.5	Amendment No. 2 of the Company’s Amended and Restated Bylaws (23)

4.1	Form of common stock certificate (1)

4.2	Registration Rights Agreement by and among the Registrant and the holders of the Registrant’s Series A Convertible Preferred Stock, dated May 22, 2009 (13)

4.3	Form of 2009 financial advisor warrant (1)

4.4	Form of 2008 investor warrant (2)

4.5	Form of 2008 placement agent warrant (2)

4.6	Form of Series A Convertible Preferred Stock Certificate (2)

10.1	Agreement of Lease, dated 9/23/2004, between the Registrant and Industrial Management LLC (1)

10.2	Amendment to Lease, dated 5/31/2006, between the Registrant and Industrial Management LLC (1)

10.3	Second Amendment to Lease dated 2/1/2007, between the Registrant and Industrial Management LLC (1)

10.4	Contract between the Registrant and Marine Corps Systems Command dated 2/15/07, as amended by the Modification of Contract, dated 9/17/2007 (1)

10.5	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/7/2005, as amended (1)

10.6	Contract between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, dated 10/21/2005, as amended (1)

10.7	Contract between the Registrant and NAVFAC Southwest Specialty Center Contracts Core, dated 6/7/2007, as amended (1)

10.8	Subcontract between CH2M Hill Constructors, Inc. and American Physical Security Group, LLC (10)

10.9	Employment Agreement with Anthony J. Piscitelli dated 1/1/2007 (1)

10.10	Amendment to Employment Agreement with Gary Sidorsky dated 1/9/2009 (9)

10.11	Employment Agreement with Gary Sidorsky dated 1/1/2007 (1)

10.13	Employment Agreement with Curtis Taufman dated 1/1/2007 (1)

10.14	Employment Agreement with Fergal Foley dated 1/9/2009 (9)

10.15	Agreement between the Registrant and Stifel, Nicolaus & Company, Inc., dated 8/29/2006 (1)

10.16	Agreement between the Registrant and Action Group (2)

10.17	2007 Incentive Compensation Plan (1)

10.18	Amendment to Forbearance Agreement by and among the Registrant, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated May 27, 2009 (15)

10.19	Second Amendment to Forbearance Agreement by and among the Registrant, A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated June 15, 2009 (15)

10.20	Forbearance Agreement and Amendment to Loan Agreement by and among American Defense Systems, Inc., A. J. Piscitelli & Associates, Inc., American Physical Security Group, LLC and TD Bank, N.A., dated as of April 27, 2009 (11)

10.21	First Amendment to Loan Agreement between the Registrant, A.J. Piscitelli & Associates, Inc. and Commerce Bank, N.A., dated July 12, 2007 (11)

10.22	Assumption Agreement made by American Physical Security Group, LLC, dated January 28, 2008(11)

10.23	Loan Agreement, dated May 2, 2007, with Commerce Bank, N.A. (2)

10.24	Settlement Agreement, Agreement and Waiver by and among the Registrant and the Series A Holders, dated May 22, 2009 (13)

10.25	Form of Lock-Up Agreement executed by each of the directors and executive officers of the Registrant (13)

10.26	Irrevocable Proxy and Voting Agreement by and among Anthony Piscitelli and the Series A Holders, dated May 22, 2009 (13)

10.27	Consent and Agreement of Series A Convertible Preferred Stockholders, dated May 23, 2008 (5)

10.28	Form of Voting Agreement for Anthony Piscitelli, Gary Sidorsky and Curtis Taufman (5)

10.29	Letter Agreement between the Registrant and West Coast Opportunity Fund, LLC, dated May 29, 2008 (6)

10.30	Letter Agreement between the Registrant and Centaur Value Fund, LP and United Centaur Master Fund dated May 29, 2008 (6)

10.31	Securities Purchase Agreement, dated March 7, 2008 (2)

10.32	Form of Lock-Up Agreement for Anthony Piscitelli, Gary Sidorsky, Fergal Foley, Victor La Sala, John Rutledge and Curtis Taufman (2)

10.33	Consulting Services Agreement between the Registrant and Berthel Fisher & Company Financial Services, Inc. dated February 29, 2008 (3).

10.34	Amendment No. 1 to Independent Consulting Agreement between Richard Torykian and the Registrant dated July 23, 2008 (8)

10.35	Independent Consulting Agreement between the Registrant and Richard Torykian dated August 1, 2007 (3)

10.36	Asset Purchase Agreement among the Registrant, Tactical Applications Group and Lisa Sue Quinlan dated November 15, 2007 (3)

10.37	Side letter between the Registrant and West Coast Opportunity Fund, LLC dated March 28, 2008(3).

10.38	Contract No. M67854-09-D-5069 between the Registrant and the U.S. Marine Corps Systems Command, effective as of March 27, 2009 (12)

10.39	Contract No. M67854-09-D-5038 between the Registrant and the U.S. Marine Corps Systems Command, effective as of May 20, 2009 (14)

10.40	Accounts Receivable Purchase Agreement between the Registrant and Republic Capital Access, LLC, dated July 23, 2009 (16)

10.41	Form of Incentive Stock Option Agreement (21)

10.42	Form of Non-Qualified Stock Option Agreement (21)

10.43	Form of Director and Officer Indemnification Agreement (21)

10.44	First Amendment to Account Receivable Purchase Agreement between the Registrant and Republic Capital Access, LLC dated October 20, 2009 (18)

10.45	Employment Agreement with Victor La Sala dated January 1, 2007 (21)

10.46	Employment Agreement with Chuck Pegg dated January 1, 2007 (21)

10.47	Employment Agreement with Robert Aldrich dated August 1, 2008 (21)

10.48	Contact No. W56HZV-08-C-0311 between the Registrant and the U.S. Army TACOM, effective as of March 10, 2008 (21)

10.49	Amendment/Modification No. P00042 to Contract No. W56HZV-05-D-0382 between the Registrant and the U.S. Army Tank and Automotive Command, Life Cycle Management Command, effective as of December 28, 2009 (19)

10.50	Securities Redemption Agreement, dated March 22, 2011, by and among American Defense Systems, Inc.; West Coast Opportunity Fund, LLC; and Centaur Value Fund, L.P. (22)

10.51	Membership Interest Option Agreement, dated March 22, 2011, by and among American Defense Systems, Inc.; West Coast Opportunity Fund, LLC; and Centaur Value Fund, L.P. (22)

21.1	Subsidiaries of Registrant*

23.1	Consent of Marcum LLP*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Previously filed as an Exhibit to the Form 10, filed on February 11, 2008.

(2)	Previously filed as an Exhibit to Amendment No. 1 to the Form 10, filed on March 21, 2008.

(3)	Previously filed as an Exhibit to Amendment No. 2 to the Form 10, filed on April 11, 2008.

(4)	Previously filed as an Exhibit to Amendment No. 3 to the Form 10, filed on April 22, 2008.

(5)	Previously filed as an Exhibit to the Form 8-A filed on May 23, 2008.

(6)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 27, 2008.

(7)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 30, 2008.

(8)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on August 8, 2008.

(9)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 15, 2009.

(10)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 16, 2009.

(11)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 1, 2009.

(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2009.

(13)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 26, 2009.

(14)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 26, 2009.

(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 17, 2009.

(16)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 28, 2009.

(17)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 26, 2009.

(18)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 26, 2009.

(19)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 15, 2010.

(20)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 28, 2010.

(21)	Previously filed as an exhibit to Amendment No. 1 to the Annual Report on Form 10-K filed on April 15, 2010

(22)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on March 28, 2010

(23)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 10, 2012

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

Signature	Title	Date

/s/ General Alfred M. Gray	Chairman of the Board and Acting Chief Executive Officer (Principal Executive Officer)	April 16, 2012
General Alfred M. Gray

/s/ Gary Sidorsky	Chief Financial Officer, (Principal Financial and Accounting Officer)	April 16, 2012
Gary Sidorsky

/s/ Pasquale J. D'Amuro
Pasquale J. D'Amuro	Director	April 16, 2012

/s/ Stephen R. Seiter
Stephen R. Seiter	Director	April 16, 2012

/s/ Victor Trizzino
Victor Trizzino	Director	April 16, 2012

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

FINANCIAL INFORMATION

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

American Defense Systems, Inc.

We have audited the accompanying consolidated balance sheets of American Defense Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Defense Systems, Inc. and Subsidiaries, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of December 31, 2011, the Company had a working capital deficiency of $867,281, an accumulated deficit of $16,955,187, shareholders’ deficiency of $235,012 and cash on hand of $132,285. The Company had operating losses of $3,301,724 and $3,685,215 for the years ended December 31, 2011 and 2010, respectively. The Company had income from continuing operations for the year ended December 31, 2011 of $6,826,961, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock, and a loss from continuing operations for the year ended December 31, 2010 of $8,165,463. The Company had net income (losses) of $9,366,609 and $(9,382,359) for the years ended December 31, 2011 and 2010, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Marcum LLP

Marcum LLP

Melville, New York

April 16, 2012

PART I

Item 1. Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$132,285	$248,532
Accounts receivable, net of allowance for doubtful accounts of $451,761 and $380,756 as of December 31, 2011 and 2010, respectively	891,033	1,035,016
Accounts receivable factoring	5,112	84,463
Tax receivable	101,641	101,641
Costs in excess of billings on uncompleted contracts	1,178,584	1,472,606
Prepaid expenses and other current assets	101,191	395,845
Deferred tax assets	-	1,928
Assets held for sale	62,000	-
Assets of discontinued operations	10,774	1,911,074

TOTAL CURRENT ASSETS	2,482,620	5,251,105

Property and equipment, net	463,452	1,649,650
Deferred financing costs, net	-	454,741
Deposits	151,016	639,138
Deferred tax assets	1,896
Assets of discontinued operations	15,895	1,776,836

TOTAL ASSETS	$3,114,879	$9,771,470

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$3,059,708	$3,178,119
Accrued expenses	288,287	444,012
Warrant liability	-	8,822
Deferred tax liability	1,896	-
Mandatory redeemable Series A convertible preferred stock (cumulative), 15,000 shares authorized issued and outstanding as of December 31, 2010	-	14,010,000
Liabilities of discontinued operations	-	1,677,373

TOTAL CURRENT LIABILITIES	3,349,891	19,318,326

LONG TERM LIABILITIES
Deferred rent	-	211,963
Deferred tax liability	-	1,928

TOTAL LIABILITIES	3,349,891	19,532,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 54,987,192 and 54,341,685 shares issued and outstanding as of December 31, 2011 and 2010, respectively	54,987	54,341
Additional paid-in capital	16,665,188	16,506,708
Accumulated deficit	(16,955,187)	(26,321,796)

TOTAL SHAREHOLDERS' DEFICIENCY	(235,012)	(9,760,747)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$3,114,879	$9,771,470

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

CONTRACT REVENUES EARNED	$8,702,468	$31,433,773
COST OF REVENUES EARNED (exclusive of depreciation and amortization shown separately below)	5,329,300	21,407,550
GROSS PROFIT	3,373,168	10,026,223
OPERATING EXPENSES
General and administrative expenses	2,147,497	4,637,023
General and administrative salaries	2,072,164	3,519,582
Sales and marketing	400,486	1,895,741
Research and development	197,743	744,645
Depreciation and amortization	617,763	1,304,015
Impairment of fixed assets	282,346	-
Professional fees	956,893	1,610,432
TOTAL OPERATING EXPENSES	6,674,892	13,711,438
OPERATING LOSS	(3,301,724)	(3,685,215)
OTHER INCOME (EXPENSE)
Unrealized loss on adjustment of fair value Series A convertible preferred stock classified as a liability	(2,395,592)	(838,247)
Unrealized gain on warrant liability	8,822	26,591
Gain on sale of fixed asset	54,475	-
Gain on redemption of mandatorily redeemable preferred stock	12,786,969	-
Settlement of litigation	(45,000)	-
Interest expense	(236,373)	(1,896,100)

Interest expense - mandatorily redeemable preferred stock dividends	-	(1,500,000)
Finance charges	(44,616)	(272,492)
TOTAL OTHER INCOME (EXPENSE)	10,128,685	(4,480,248)

INCOME (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	6,826,961	(8,165,463)
INCOME TAX PROVISION	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	6,826,961	(8,165,463)
DISCONTINUED OPERATIONS (Note 8):
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, (including gain on disposal of $2,910,565 for the year ended December 31, 2011), NET OF TAX	2,539,648	(1,216,896)
NET INCOME (LOSS)	$9,366,609	$(9,382,359)

Weighted Average Shares Outstanding (Basic and Diluted)	54,559,105	49,025,814
Income (Loss) per Share (Basic and Diluted)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.12	$(0.17)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	$0.05	$(0.02)
NET INCOME (LOSS)	$0.17	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional		Shareholders’
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Deficiency
BALANCE AT JANUARY 1, 2010	46,611,457	$46,611	$14,712,414	$(16,939,437)	$(2,180,412)

Shares issued for compensation	350,228	350	115,851	-	116,201
Payment of dividends recorded as interest expense	7,380,000	7,380	1,492,620	-	1,500,000
Modification of Series A Preferred	-	-	53,887	-	53,887
Stock option compensation expense	-	-	131,936		131,936
Net loss	-	-	-	(9,382,359)	(9,382,359)
BALANCE AT DECEMBER 31, 2010	54,341,685	54,341	16,506,708	(26,321,796)	(9,760,747)

Shares issued for compensation	645,507	646	37,654	-	38,300
Stock option compensation expense	-	-	120,826	-	120,826
Net income	-	-	-	9,366,609	9,366,609

BALANCE AT DECEMBER 31, 2011	54,987,192	$54,987	$16,665,188	$(16,955,187)	$(235,012)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$9,366,609	$(9,382,359)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on redemption of preferred stock	(12,786,969)	-
Gain on disposal of subsidiary	(2,910,565)	-
Gain on sale of fixed asset	(54,475)	-
Settlement of litigation	45,000	-
Impairment of fixed assets	481,800	-
Change in costs in excess of billings reserve	96,164	155,397
Change in fair value associated with preferred stock and warrants liabilities	2,386,770	811,656
Stock based compensation expense	159,126	248,137
Amortization of deferred financing costs	141,710	1,092,810
Amortization of discount on Series A preferred stock	94,408	795,808
Depreciation and amortization	716,720	1,403,209
Bad debt expense	71,005	417,983
Write-off of note receivable	50,000	400,000
Deferred rent	(211,963)	211,963
Stock issued for payment of dividends on preferred stock	-	1,500,000

Changes in operating assets and liabilities:
Accounts receivable	(512,228)	(738,982)
Accounts receivable factoring	79,351	115,413
Tax receivable	-	7,100
Deposits and other assets	318,710	(122,450)
Cost in excess of billing on uncompleted contracts	286,581	5,827,101
Prepaid expenses and other current assets	139,183	85,471
Accounts payable and accrued expenses	342,575	(2,047,503)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,700,488)	780,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed asset	436,697	-
Proceeds from disposal of subsidiary/redemption of preferred stock	1,000,000	-
Purchase of equipment	(7,256)	(304,021)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,429,441	(304,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(48,573)
NET CASH USED IN FINANCING ACTIVITIES	-	(48,573)

NET (DECREASE) INCREASE IN CASH	(271,047)	428,160

CHANGE IN CASH OF DISCONTINUED OPERATIONS, INCLUDING
CASH DISPOSED OF AT THE TRANSACTION DATE	154,800	-

CASH AT BEGINNING OF YEAR	248,532	-
CASH AT END OF YEAR	$132,285	$428,160

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Redemption of mandatorily redeemable preferred stock	$16,500,000	$-
Modification of the terms of the Series A preferred stock	$-	$53,887
Contingent payment for APSG acquisition	$-	$152,500

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In July 2011, the Company relocated its corporate headquarters and operations from Hicksville, NY to Lillington, NC. The Company's new address is 420 McKinney Pkwy, Lillington, NC 27546, see Note 5.

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

Principles of Consolidation

The consolidated financial statements include the accounts of American Defense Systems, Inc. and its wholly-owned subsidiaries, AJP and American Institute for Defense and Tactical Studies, Inc. (“AI”). A portion of AI’s business consisting of the operation of a live-fire interactive tactical training range located in Hicksville, NY, hereinafter referred to as “T2”, was discontinued during the quarter ended June 30, 2011. As such the results of T2 have been reflected in discontinued operations for all periods presented, see Note 8. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Liquidity Plans and Going Concern

As of December 31, 2011, the Company had a working capital deficit of $867,271, an accumulated deficit of $16,955,187, shareholders’ deficiency of $235,012 and cash on hand of $132,285. The Company had operating losses of $3,301,724 and $3,685,215 for the years ended December 31, 2011 and 2010, respectively. The Company had income from continuing operations for the year ended December 31, 2011 of $6,826,961, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock, and a loss from continuing operations for the year ended December 31, 2010 of $8,165,463. The Company had net income (losses) of $9,366,609 and $(9,382,359) for the years ended December 31, 2011 and 2010, respectively. The Company had net cash (used in) provided by operations of $(1,700,488) and $780,754 for the years ended December 31, 2011 and 2010, respectively. The Company entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series A convertible preferred stock (the “Series A Preferred”), as more fully discussed in Note 7. The Company continues to explore all sources of increasing revenue. If the Company is unable in the near term to raise capital on commercially reasonable terms or increase revenue, it will not have sufficient cash to sustain its operations for the next twelve months. As a result, the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant estimates for all periods presented include cost in excess of billings, allowance for doubtful accounts, liabilities associated with the Series A Preferred, and valuation of deferred tax assets.

Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2011 through the date these financial statements were issued. Management concluded that no subsequent events required disclosure in these financial statements except as disclosed in Note 5.

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

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of December 31, 2011 and 2010, there were no such provisions made.

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

Series A Convertible Preferred Stock, Investor Warrants and Placement Agent Warrants

See Note 7 for the Company’s accounting policy related to its preferred stock, investor warrants and placement agent warrants.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is carried at original cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets. The Company depreciates general equipment, light vehicles, trailers, and fire arms over three to five years; office equipment over three to five years; and furniture and fixtures over five years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of their useful life or the remaining term of the lease. Maintenance and repairs are expensed as incurred. When the property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statement of operations.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At December 31, 2011 and 2010, the allowance for doubtful accounts was $451,761 and $380,756, respectively.

Long-Lived Assets

The Company periodically reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change, such that there is an indication that the carrying amounts may not be recoverable. If the anticipated undiscounted cash flows of the long-lived assets are less than the carrying amount, their carrying amounts are reduced to fair value, and an impairment loss is recognized. During the year ended December 31, 2011, the Company recorded an impairment loss of approximately $205,000 on long-lived assets related to leasehold improvements on its Hicksville, NY facility, see Note 5, an impairment loss of approximately $199,000 on long-lived assets related to T2, see Note 8, and an impairment loss of approximately $78,000 on assets held for sale at December 31, 2011.

Segment Reporting

As a result of the sale of APSG on March 22, 2011 (see Note 8) the Company currently classifies its business operations into one reportable segment.

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

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. There was no impairment recorded for the year ended December 31, 2010. Goodwill was written off as part of the sale of APSG in 2011, see Note 8.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred advertising costs of approximately $7,000 and $117,000 during the years ended December 31, 2011 and 2010, respectively.

Shipping and Handling

The Company expenses all shipping and handling costs as incurred, which are recorded in costs of goods sold in the accompanying consolidated financial statements. The Company incurred shipping and handling costs of approximately $109,000 and $242,000 during the years ended December 31, 2011 and 2010, respectively.

Research and Development

Research and development expenses are incurred as the Company performs ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. Research and development costs are charged to expense as incurred. The Company incurred research and development costs of approximately $198,000 and $745,000 during the years ended December 31, 2011 and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	December 31
In Thousands	2011	2010

Warrants to purchase Common Stock	675,001	675,001

Options to purchase Common Stock	2,040,000	2,505,000

Series A Convertible Preferred Stock *	-	30,000,000

Total potential Common Stock	2,715,001	33,180,001

* The Company entered into an agreement with the Series A Holders on March 22, 2011 to redeem the Series Preferred as more fully discussed in Note 7. On April 9, 2010, pursuant to the amendment of the Company’s certificate of incorporation, the conversion price of the Series A Preferred was reduced to $0.50 and all of the outstanding shares of the Series A Preferred were convertible into 30,000,000 shares of common stock.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any assets or liabilities categorized as Level 1 or Level 2 as of December 31, 2011 and 2010. There were no transfers into or out of Level 1 or Level 2 during the years ended December 31, 2011 and 2010. There were no assets or liabilities categorized as Level 3 as of December 31, 2011.

The following summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities
Series A Preferred (1)	$14,010,000	$-	$-	$14,010,000
Placement Agent Warrants (1)	8,822	-	-	8,822

Total Liabilities	$14,018,822	$-	$-	$14,018,822

(1)	Methods and significant inputs and assumptions are discussed in Note 7 below.

The following is a reconciliation of the beginning and ending balances for the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and 2010:

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Total
Balance – January 1, 2011	$14,010,000	$-	$-	$8,822	$14,018,822

Amortization of debt discount	94,408	-	-	-	94,408
Change in fair value	2,395,592	-	-	(8,822)	2,386,770
Modification of terms	(16,500,000)	-	-	-	(16,500,000)

Balance – December 31, 2011	$-	$-	$-	$-	$-

	Series A Preferred	2005 Warrants	2006 Warrants	Placement Agent Warrants	Total
Balance – January 1, 2010	$12,429,832	$4,372	$1,494	$29,547	$12,465,245

Amortization of debt discount	795,808	-	-	-	795,808
Change in fair value	838,247	(4,372)	(1,494)	(20,725)	811,656
Modification of terms	(53,887)	-	-	-	(53,887)

Balance – December 31, 2010	$14,010,000	$-	$-	$8,822	$14,018,822

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company follows the guidance in ASC 740-10 “Accounting for Uncertainty in Income Taxes” effective January 1, 2007. ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company classifies tax related penalties and interest as income tax expense in the consolidated statement of operations. The Company is subject to taxation in the United States and various state jurisdictions. The Company remains subject to examination by tax authorities for tax years 2003 through 2011.

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

Costs in excess of billing on uncompleted contracts were $1,178,584 and $1,472,606 as of December 31, 2011 and 2010, respectively. The Company recorded inventory reserve expense of $96,164 and $155,397 for the years ended December 31, 2011 and 2010, respectively.

Backlog

The estimated gross revenue on work to be performed on backlog was approximately $7 million and $14 million as of December 31, 2011 and 2010, respectively.

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At December 31, 2011 and 2010, the Company had accounts receivable of $891,033 and $1,035,016, respectively, and an allowance for doubtful accounts of $451,761 and $380,756, respectively. The Company recorded bad debt expense of $71,005 and $417,983 for the years ended December 31, 2011 and 2010, respectively.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Leasehold improvements	$-	$1,816,010
General equipment	710,458	710,458
Light vehicles and trailers	221,247	221,247
Office equipment	1,464,052	1,416,976
Furniture and fixtures	192,072	192,072
Aircraft	-	868,750
	2,587,829	5,225,513
Less: accumulated depreciation and amortization	(2,124,377)	(3,575,863)
	$463,452	$1,649,650

For the years ended December 31, 2011 and 2010, the Company recorded $617,763 and $1,304,015 in depreciation and amortization expense, respectively.

4. MAJOR CUSTOMERS AND SUPPLIERS

The Company serves primarily the defense market and its sales are highly concentrated within the U.S. government and other U.S. government contractors. The Company’s customers include various branches of the U.S. military through the U.S. Department of Defense and to a much lesser extent other U.S. government, law enforcement and corrections agencies as well as multinational companies.

A limited number of contracts have generated a substantial majority of the Company’s historical and current revenue. During the year ended December 31, 2011, three contracts with the U.S. Department of Defense organizations represented approximately 20% of the Company’s revenue, and revenue from two other customers represented approximately 65% of the Company’s revenue. During the year ended December 31, 2010, three contracts with the U.S. Department of Defense organizations represented approximately 84% of the Company’s revenue. The accounts receivable balance for the U.S. Department of Defense organizations was $.5 million and $1.7 million as of December 31, 2011 and 2010, respectively.

The Company purchases most of the components and materials used in its products from various suppliers. The primary materials used in the manufacturing of the Company’s products are polycarbonate glass and steel. One of the Company’s suppliers, a former subsidiary, supplied approximately $.6 million, or 11% of the costs of revenue earned during the year ended December 31, 2011. Another one of the Company’s suppliers supplied approximately $5.7 million, or 27% of the costs of revenue earned during the year ended December 31, 2010.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s results. Legal fees are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

On February 29, 2008, Roy Elfers, a former employee commenced an action against the Company for breach of contract arising from his termination of employment in the Supreme Court of the State of New York, Nassau County. On August 5, 2011, the case was settled for $45,000. A payment of $22,500 was made on October 14, 2011. The Company has accrued the balance at December 31, 2011. A payment of $11,250 was made on January 6, 2012. The remaining balance of $11,250 is due on July 1, 2012.

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

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint seeks $1,187,510 for goods allegedly sold to the Company, for which payment was not received. This amount is included in accounts payable in the consolidated balance sheet as of December 31, 2011. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for the Company sought and obtained an Order from the Court extending its time to respond to the Court’s March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff’s motion for entry of a default judgment. The Court subsequently granted the Defendants' motion, over Plaintiff's objection, and permitted Defendants to interpose an answer. The answer to the complaint was filed on June 13, 2011, and Defendants asserted several affirmative defenses to payment, including a claim for offset of amounts expended by Defendant to resolve issues with non-conforming goods supplied by Plaintiff. The parties have since engaged in document discovery, although no depositions have yet taken place in the matter. The parties have been actively engaged in settlement negotiations but cannot reasonable predict the outcome of settlement negotiations at this time.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 6, 2012, a group led by Dale Scales (the “Scales Group”) filed a Schedule 13D with the Securities and Exchange Commission stating that it intended to ask the Board of Directors to call a special meeting of the Company’s stockholders for the purpose of removing the Company’s directors for cause and replacing them with candidates chosen by the Scales Group. The Board of Directors believes that this filing misleads the Company’s stockholders because, among other things, it fails to disclose that the Scales Group is acting in concert with Anthony Piscitelli, the Company’s former chief executive officer. In November 2011, the Board demanded Mr. Piscitelli’s resignation as a result of mismanagement and misconduct that included providing confidential information belonging to the Company to Mr. Scales in violation of the Board’s express instructions. On January 9, 2012, the Board of Directors of the Company amended the Company’s bylaws to eliminate the ability of stockholders to request special meetings of stockholders. Subsequently, the Board has declined to call a special meeting of stockholders despite having received a request from the Scales Group purporting to have been signed by the holders of more than two thirds of the Company’s outstanding shares. On April 3, 2012, Mr. Scales and a company controlled by him filed a civil action in the Court of Chancery of the State of Delaware against the Company and the current members of its Board of Directors. The caption of the action is Armor Technologies LLC v. American Defense Systems, Inc., Civil Action No. 7394-CS. The plaintiffs allege that the Company’s current directors have breached their fiduciary duties by amending the bylaws and declining to schedule the special meeting requested by the Scales Group. The plaintiffs ask the Court to declare the bylaw amendment invalid and order the Board of Directors to call the special meeting requested by the Scales Group. The plaintiffs also seek an award of compensatory damages in an unspecified amount. The Company and the Board of Directors believe the action is without merit and intend to defend themselves vigorously but cannot reasonable predict the outcome at this time.

Operating Leases

The Company occasionally rents various storage facilities and equipment from unrelated parties for in-progress jobs. The Company rents these items on a short-term basis.

The Company entered into a five-year lease with Long Island Industrial for 230 Duffy Avenue, Hicksville, New York (the “Premises”) dated September 23,2004, as amended and/or modified on or around May 31, 2006, January 31, 2007, October 24, 2008, and June 27, 2011 (the “Lease”) commencing on September 23, 2004 for corporate offices, R&D center, and warehouse facility. This lease was amended on October 24, 2008 to include the rental of additional space. This amendment extended the existing lease through September 30, 2016 and included a three percent per annum rent increase. In connection with the Company’s relocation of its corporate headquarters and operations from Hicksville, NY to Lillington, NC, the Company surrendered the Premises on July 15, 2011. On April 9, 2012, the Company entered into a lease termination agreement (the “Agreement”) with the landlord of the Premises. The Agreement states that the Company’s remaining payment obligation under the Lease is $82,878 as of April 9, 2012. This represents the balance of rental arrears on the Premises. The balance due on these rental arrears was $182,878 at December 31, 2011 and is included in accounts payable in the Company’s consolidated balance sheet at December 31, 2011.

On February 25, 2010, the Company entered into a lease agreement for manufacturing and office space in Lillington, NC. The lease agreement expires on January 31, 2015.

For the years ended December 31, 2011 and 2010, the Company incurred rent expense of $540,491 and $1,494,228, respectively.

Total future minimum rental commitments for the lease agreements noted above for the years ended December 31 are as follows:

2012	$223,390
2013	$230,310
2014	$237,428
2015	$19,885
Total	$711,013

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

The Company is obligated under five employment agreements. Compensation under all the agreements includes aggregate annual salaries of approximately $625,000. The employment agreements provide for annual bonuses based upon year to year increases in EBITDA or net income when the Company is profitable, with bonuses triggered by EBITDA or net income increases, as applicable, ranging from 1.25% to 2.5%. One of the contracts expires in January 2014 and four of the contracts expire at the end of 2015.

Employee Benefit Plan

The Company sponsors the American Defense Systems, Inc. 401(k) Plan (“the Plan”) established in December 2004 to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary contributions for eligible employees.

Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. Under the Plan the Company may make discretionary matching contributions. For the years ended December 31, 2011 and 2010, the Company made matching contributions in the amount of approximately $0 and $30,000, respectively.

6.	SHAREHOLDERS’ DEFICIENCY

Warrants

The following is a summary of stock warrants outstanding at December 31, 2011:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives (in years)
Balance – January 1, 2011	675,001	$2.00	2.18
Granted	-	n/a	-
Exercised	-	n/a	-
Cancelled, Forfeited or expired	-	n/a	-
Balance – December 31, 2011	675,001	$2.00	1.18

Exercisable – December 31, 2011	675,001

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. The Company also recognizes the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows. As a result, the Company’s net income (loss) before taxes for the years ended December 31, 2011 and 2010 included $159,126 and $131,936 of stock based compensation, respectively. The stock based compensation expense is included in general and administrative expense in the consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options outstanding at December 31, 2011:

				Weighted Average
				Remaining
		Weighted Average	Aggregate	Contractual Life
	Stock Options	Exercise Price	Intrinsic Value	(In years)

Outstanding, January 1, 2011	2,505,000	$1.65	-	4.38
Granted	-	-	n/a	n/a
Exercised	-	n/a	n/a	n/a
Cancelled/forfeited	(465,000)	$(2.00)	n/a	n/a
Outstanding, December 31, 2011	2,040,000	$1.57	-	3.47
Exercisable, December 31, 2011	1,489,000	$1.76		3.19

As of December 31, 2011, there was a total of $150,156 of unrecognized compensation on arrangements granted under the Company’s 2007 Incentive Compensation Plan (the “2007 Plan”). The cost is expected to be recognized through 2015.

The Company did not issue any options during the year ended December 31, 2011.

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

The Black-Scholes method option pricing model was used to estimate fair value as of the date of grant for options granted in 2010 using the following assumptions:

Risk-Free rate	2.94%-3.12%
Expected volatility	95.21%-98.76%
Forfeiture rate	0%
Expected life	7 Years
Expected dividends	0%

Based on the assumptions noted above, the fair market value of the options issued during the year ended December 31, 2010 was $87,655.

Stock Grants

On June 10, 2011, the Company issued 170,507 shares of its common stock to the Company’s non-employee directors as part of the director compensation under the 2007 Plan. The fair value on the date of the grant was $8,550 based on the stock price on the date of issuance.

On September 10, 2011, the Company issued 100,000 shares of its common stock to employees as compensation under the 2007 Plan. The fair value on the date of the grant was $11,000 based on the stock price on the date of issuance.

On October 3, 2011, the Company issued 375,000 shares of its common stock to employees as compensation and to the Company’s non-employee directors as part of the director compensation under the 2007 Plan. The fair value on the date of the grant was $18,750 based on the stock price on the date of issuance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All of these awards were fully vested on the date of grant. The Company recorded stock based compensation of approximately $38,300 and $116,201 for the years ended December 31, 2011 and 2010, respectively, related to these awards.

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

The total consideration the Company received in connection with the Redemption Agreement was $1.0 million in cash and the return and extinguishment of the mandatorily redeemable Series A Preferred which had a redemption value of $16.5 million. The Company prepared an estimate of the fair value of APSG and allocated $4.4 million of the consideration to the sale of APSG and the residual amount of the consideration was allocated to the redemption of the Series A Preferred. The Company recorded a gain on the redemption of the Series A Preferred, which had been previously accounted for as a liability, of approximately $13 million, net of the write off of the unamortized deferred financing costs, for the year ended December 31, 2011.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the "restructure" scenario, a discounted cash flow analysis was performed using a distressed debt discount rate. This method requires the following key inputs:

Maturity Date	October 1, 2011
Discount Rate (original redemption value)	35%
Discount Rate (penalty value)	50%

The following are significant assumptions utilized in developing the inputs:

☐	Stock volatility was estimated by considering (i) the annualized daily volatility of the Company’s stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instruments and (ii) the annualized daily volatility of comparable companies’ stock price during the historical period preceding the respective valuation dates and measured over a period corresponding to the remaining life of the instrument. Historic prices of the Company and comparable companies’ common stock were used to estimate volatility as the Company did not have traded options as of the valuation dates;

☐	Based on the Company’s historical operations and management’s expectations for the near future, the Company’s stock was assumed to be a non-dividend-paying stock;

☐	Based on management’s expectations for the near future, the Company is expected to settle the future quarterly dividends due to the Series A Holders via shares;

☐	The quoted market price of the Company’s stock was utilized in the valuations because ASC 820-10 requires the use of quoted market prices, if available, without considerations of blockage discounts (if the input is considered as a Level 1 input). Because the stock is thinly traded, the quoted market price may not reflect the market value of a large block of stock; and

☐	The quoted market price of the Company’s stock as of measurement dates and expected future stock prices were assumed to reflect the effect of dilution upon conversion of the instruments to shares of common stock.

The changes in fair value estimate between reporting periods are related to the changes in the price of the Company’s common stock as of the measurement dates, the expected volatility of the Company’s common stock during the remaining term of the instrument, changes in the conversion price and estimated discount rate.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Placement Agent Warrants

The Company estimated the fair value of the Placement Agent Warrants as of December 31, 2011 to be immaterial. The model used is subject to the significant assumptions discussed below and requires the following key inputs with respect to the Company and/or instrument:

Quoted Stock Price	$0.02
Exercise Price	$2.00
Expected Life (in years)	1.18
Stock Volatility	98.16%
Risk-Free Rate	0.36%
Dividend Rate	0%

8.	DISCONTINUED OPERATIONS

APSG

On March 22, 2011, the Company entered into a Securities Redemption Agreement (the "Redemption Agreement") with the Series A Holders, pursuant to which the Company sold to the Series A Holders all of the issued and outstanding membership interests in APSG, the Company’s wholly-owned subsidiary. The Series A Holders owned an aggregate of 15,000 shares of the Series A Preferred. In exchange for the sale of the APSG interests to the Series A Holders, the Series A Holders (i) paid the Company $1,000,000 in cash at the closing of the transactions and (ii) tendered to the Company the Series A Preferred, which had an aggregate redemption price of $16,500,000. Upon the closing of the transactions, the Series A Holders own 100% of the APSG interests and APSG is no longer a subsidiary of the Company.

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

The presentation herein of the results of continuing operations excludes APSG for all periods presented. The following APSG amounts have been segregated from continuing operations and are reflected as discontinued operations in the consolidated statement of operations for the years ended December 31, 2011 and 2010:

	2011	2010
Revenues	$969,291	$8,057,906
Income from discontinued operations before income taxes	126,518	74,735
Gain on disposal of APSG	2,910,565	-
Income tax expense	-	-
Income from discontinued operations, net of tax	$3,037,083	$74,735

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following APSG amounts have been segregated from continuing operations and are reflected as discontinued operations in the consolidated balance sheet at December 31, 2010:

Current Assets:
Cash	$178,304
Accounts receivable, net	1,417,240
Inventory	307,732
1,903,276

Long-term Assets:
Property and equipment, net	17,926
Intangibles	634,450
Goodwill	812,500
1,464,876

Liabilities
Accounts payable and accrued expenses	$1,671,350

The total consideration the Company received in connection with the Redemption Agreement was $1.0 million in cash and the return and extinguishment of the mandatorily redeemable Series A Preferred which had a redemption value of $16.5 million. The Company allocated $4.4 million of the consideration to the sale of APSG based on a calculation of the fair value of APSG with the residual amount of the consideration allocated to the redemption of the Series A Preferred. The Company recorded a gain on the sale of APSG of approximately $3 million for the year ended December 31, 2011 based on the difference between the allocated consideration and the net book value of APSG, including goodwill.

T2

During the second quarter of 2011, management decided to establish a plan to sell and or discontinue the operations of T2, therefore, the presentation herein of the results of continuing operations excludes T2 for all periods presented.

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the consolidated statement of operations for the years ended December 31, 2011 and 2010:

	2011	2010

Loss from discontinued operations, net of tax	$447,435	$891,631

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the consolidated balance sheets at December 31, 2011and 2010:

	2011	2010

Current Assets:
Cash	$-	$1,323
Accounts receivable, net	10,774	6,475
	10,774	7,798

Long-term Assets:
Property and equipment, net	15,895	311,960

Liabilities
Accrued expenses	$-	$6,023

During the year ended December 31, 2011, the Company recorded an impairment loss of $199,454 on long-lived assets related to T2.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tactical Applications Group (“TAG”)

On January 2, 2009, the Company entered into an agreement with the prior owners of TAG to sell certain assets and liabilities previously acquired from TAG back to TAG. In accordance with the terms of the agreement, the original owners of TAG agreed to repay $1,000,000 of the original $2,000,000 in consideration in annual installments from 2009 to 2013. TAG repaid $25,000 of the balance due to the Company during 2009 and has not made any additional payments. The Company recorded an additional $400,000 reserve against the note receivable for the year ended December 31, 2010. The Company recorded a reserve of $50,000 during the year ended December 31, 2011.

Cash flows from discontinued operations were not reported separately for the years ended December 31, 2011 and 2010.

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

Under the terms of the RCA Purchase Agreement, the Company may offer eligible accounts receivable to RCA and if RCA purchases such receivables, the Company will receive an initial upfront payment equal to 90% of the receivable. Following RCA’s receipt of payment from our customer for such receivable, RCA will pay the remaining 10% of the receivable less its fees. In addition to the Discount Factor fee and an initial enrollment fee, the Company is required to pay RCA a program access fee equal to a stated percentage of the sold receivable, a quarterly program access fee if the average daily amount of the sold receivables is less than $2.25 million, (Program Continuance Fee), and RCA’s initial expenses in negotiating the RCA Purchase Agreement and other expenses in certain specified situations. The RCA Purchase Agreement also provides that in the event, but only to the extent, that the conveyance of receivables by us is characterized by a court or other governmental authority as a loan rather than a sale, the Company shall be deemed to have granted RCA effective as of the date of the first purchase under the RCA Purchase Agreement, a security interest in all of the Company’s right, title and interest in, to and under all of the receivables sold by us to RCA, whether now or hereafter owned, existing or arising.

The initial term of the purchase agreement ended on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to an amendment to the purchase agreement in October 2009, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) was extended from December 31, 2009 to October 15, 2010, and the discount factor rate was reduced from 0.524% to 0.4075%. On November 12, 2010, the term was further extended to October 15, 2011. On November 9, 2011, the Company signed an amendment to the purchase agreement which extended the term to December 31, 2012, eliminated the Program Continuance Fee and added a Commitment Fee equal to 1% of the difference between the outstanding receivable balance and $1 million.

The sale of the receivables is accounted for in accordance with the accounting guidance for transfers and servicing of financial assets and extinguishments of liabilities. In accordance with the Codification, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. Receivables factored net of advances from the factor were $5,112 and $84,463 as of December 31, 2011 and 2010, respectively.

10. REGULATORY MATTERS

On November 22, 2011, the Company was notified by NYSE Amex that trading in its common stock would be suspended on NYSE Amex, with formal delisting following on December 16, 2011. The Company transitioned trading of its common stock to the OTCBB Marketplace beginning December 1, 2011. Although the Company is a reporting company and our common shares are quoted on the OTCBB, the OTCBB is not an exchange. Trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a national exchange or on the Nasdaq National Market.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

There is no income tax expense for 2011 or 2010.

The difference in income tax expense computed by applying the federal statutory corporate tax rate and effective rate is as follows:

	2011	2010
Statutory federal income tax rate	34.0%	34.0%
Change in valuation allowance	(47.8)%	(22.9)%
Gain on sale of APSG	(46.8)%	-
Adjustments to Deferred Tax Assets	52.1%	-
Unrealized Gain on Investor Warrants	8.7%	-
Other	(0.2)%	(11.1)%
Effective tax rate	-%	-%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The net deferred tax assets and liabilities are comprised of the following:

	2011	2010
Deferred income tax asset:
Net operating loss carry-forwards	$1,389,075	$5,847,809
Stock options	320,905	253,335
Allowance for doubtful accounts	213,683	216,735
Charitable contributions	408,119	402,341
Long-term contracts	266,458	215,221
Capital loss carryover	220,838	217,711
Fixed assets	113,129	354,283
Inventory reserve	101,069	61,549
Deferred rent	73,523	83,954
Valuation allowance	(3,106,799)	(7,584,868)
Deferred income tax asset	$-	$68,070

	2011	2010
Deferred income tax liability:
Intangibles	$-	$(68,070)
Deferred income tax liability	$-	$(68,070)

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total current and noncurrent deferred tax asset and liabilities are as follows:

	2011	2010
Current deferred tax
Asset	$-	$1,928
Liability	(1,896)	-
Net deferred income tax asset (liability)	$(1,896)	S 1,928
Non-current deferred tax
Asset	$1,896	$66,142
Liability	-	(68,070)
Net deferred income tax liability	$1,896	$(1,928)

The changes in the valuation allowance for deferred tax asset for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Beginning balance	$7,584,868	$5,392,011
Change in allowance	(4,478,069)	2,192,857
Ending balance	$3,106,799	$7,584,868

Internal Revenue Code Section 382 limits the utilization of net operating loss carryforwards upon a change of control of a company (as defined in Section 382). The Company performed an evaluation as to whether a change in control has taken place and concluded that a change did occur as of December 29, 2011. As a result of the change in control, the Company’s net operating loss carryforwards are subject to limitation, which has the effect of eliminating a substantial portion of the future tax benefits of the net operating loss carryforwards.

As of December 29, 2011, the Company had a federal net operating loss carryforward of $14,007,343 available to offset future income through 2031. After the change in control, the federal net operating loss is subject to an annual limitation of $39,000. Similarly, as of December 29, 2011, the Company had state net operating loss carryforwards of $14,750,199 available to offset future state income through 2031. After the change in control, the state operating loss carryforward is subject to an annual limitation of $39,000. The deferred tax asset for the limited federal and state loss carryforwards was written off through deferred tax expense in 2011 and offset by a corresponding reduction in the valuation allowance of $4,300,000.

The implementation of ASC 740-10 did not result in any current or any cumulative effect adjustment. Therefore, no adjustment was recorded to retained earnings upon adoption. For the years ended December 31, 2011 and 2010, the Company performed a tax analysis in accordance with ASC 740-10. Based upon that analysis, the Company was not required to accrue liabilities for uncertain tax positions pursuant to ASC 740-10 for the years ended December 31, 2011 and 2010, respectively, If the Company were to have any liabilities for uncertain tax positions, its accounting policy with respect to interest and penalties is to classify these amounts as income taxes. Since no liabilities for tax uncertainties have been recorded, there is no interest recognized in the statement of operations as of December 31, 2011 and 2010 and no interest is accrued as of December 31, 2011 and 2010.

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