Form 10-K/A
period 2011-12-31
AMERICAN DEFENSE SYSTEMS INC
filed 2012-05-14
CIK 1260996

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

Documents Incorporated by Reference

None.

TABLE OF CONTENTS

Page

Explanatory Note

PART III
Item 10. Directors, Executive Officers and Corporate Governance	1
Item 11. Executive Compensation	9
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13. Certain Relationships and Related Transactions, and Director Independence	29
Item 14. Principal Accounting Fees and Services	34

PART IV
Item 15. Exhibits and Financial Statement Schedules	37

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

Explanatory Note

This amendment to the Form 10-K annual report of American Defense Systems, Inc. for the fiscal year ended December 31, 2011 (the “Original Form 10-K”) is being filed to include the disclosures required by Part III of Form 10-K. Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of Original Form 10-K, nor does it modify or update the disclosure contained in the Original Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

        The following table sets forth, as of April 15, 2012, the names, ages, and titles of each member of our Board of Directors (the "Board").

Name	Age	Title
General Alfred M. Gray	83	Chairman of the Board of Directors and Acting Chief Executive Officer
Pasquale J. D’Amuro,	53	Director
Stephen R. Seiter	67	Director
Victor F. Trizzino	71	Director

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

Pasquale J. D’Amuro has been a member of our board of directors since April 2008. Since April 2005, Mr. D’Amuro has served as Chairman and Chief Executive Officer for Giuliani Security & Safety, a security consulting and investigative firm. Prior to that, from May 1979 to March 2005, he worked at the Federal Bureau of Investigation (FBI). On March 31, 2005, Mr. D’Amuro retired as the Assistant Director-In-Charge of the FBI’s New York office. He received his Bachelor of Business Administration in Accounting from Niagara University and Honorary Doctorate of Laws from Mercy College. He is currently a trustee of Mercy College.

Victor F. Trizzino has been a member of our board of directors since April 2008. Since December 2002, Mr. Trizzino has served as Vice President of Business Development for Valiant Solutions, Inc., a privately owned workforce management solutions provider. Mr. Trizzino’s prior business experience includes serving in various executive management positions at Standard Microsystems Corporation (NASDAQ GS: SMSC) from 1980 through 1995, and as President and Chief Executive Officer and a member of the board of directors from 1988 through 1995. From 1995 to 2002, Mr. Trizzino provided consulting services to organizations in various business sectors. Mr. Trizzino received his Bachelor of Business Administration Degree from Iona College. He also attended M.B.A. courses at St. John’s University.

Stephen R. Seiter has been a member of our board of directors since April 2008. Mr. Seiter currently serves as a trustee and the Vice Chairman of the Naval War College Foundation. as President, Chief Executive Officer of Park Place Holdings LLC, a privately held automobile storage and restoration company, and SBC Realty LLC, a privately held real estate holding company. He is also the Chairman of the board of directors of Ultima Health Products Co., LLC, a privately held soft drink company. From 1990 to 2005, Mr. Seiter served as President and Chief Executive Officer of Seiter & Miller Advertising, an advertising agency. Mr. Seiter received his B.A. and M.B.A. from the University of Washington. He also attended the U.S. Army War College. From 1988 to 2004, Mr. Seiter served in the N.Y. Army National Guard and retired with the rank of Major General.

Executive Officers

The following table sets forth, as of April 15, 2012, the name and age of each of our executive officers and all positions and offices presently held within the Company.

Name	Age	Title
Kevin J. Healy	50	Chief Operating Officer and General Counsel
Gary Sidorsky	53	Chief Financial Officer
Fergal Foley	54	Senior Vice President, Government and Business Affairs
Curtis Taufman	46	Senior Vice President, Engineering and Architecture

Kevin J. Healy has served as our General Counsel since January 2010 and as our Chief Operating Officer since September 2011. From October 2010 until September 2011, Mr. Healy served as our acting Chief Operating Officer. From February 2008 to December 2009, he was a business and legal consultant for various private and not-for-profit companies. From June 2005 to January 2008, Mr. Healy served as General Counsel of Advanced BioPhotonics, Inc., a medical imaging technology developer whose common stock traded on the OTC Bulletin Board until May 2008. He also served as Secretary of Advanced BioPhotonics, Inc. from September 2005 to January 2008. From November 2001 to January 2005, Mr. Healy served as Corporate Counsel of the General Semiconductor Division of Vishay Intertechnology, Inc. (NYSE: VSH), a discrete semiconductor and passive electronic components manufacturer. From November 1997 to November 2001, he served as Assistant General Counsel of General Semiconductor, Inc., an international manufacturer of discrete semiconductors. Mr. Healy received his Master of Business Administration from Dowling College School of Business, Juris Doctor from St. John’s University School of Law and Bachelor of Arts degree from the State University of New York at Albany. He is admitted to the New Jersey Bar, the District of Columbia Bar, and the United States District Court, District of New Jersey.

Gary Sidorsky has been our Chief Financial Officer since December 2006. Mr. Sidorsky served as a member of our board of directors from December 2007 until April 2010, and from January to December 2006 served as our Controller. Mr. Sidorsky has 26 years of accounting experience with both accounting firms and manufacturing companies. He served as Accounting Manager for Diam International, a leading global manufacturer of merchandising displays, from September 2003 to January 2006. Mr. Sidorsky received his Bachelor of Art degree from Quinnipiac University and MBA from Dowling College. He has also earned course certificates in Finance for Executives from the University of Chicago School of Business and Logistics from the Defense Systems Acquisition Management (DSAM).

Fergal Foley has been our Senior Vice President, Government and Business Affairs since September 2011. He served as a member of our board of directors from December 2007 until December 2010 and as our Secretary, and our Chief Operating Officer from October 2007 until October 2010. He was also the Chief Operating Officer and Secretary of American Physical Security Group, LLC, our formerly wholly owned subsidiary, from its formation in January 2008 until its disposition in March 2011, and the Secretary of the American Institute for Defense and Tactical Studies, Inc., our wholly owned subsidiary, since its formation in 2008. Mr. Foley retired from the New York Army National Guard in October 2006 and was promoted to Brigadier General on the State Retired List. His key military assignments included serving as Deputy Brigade Commander in New York City from 1999 to 2003. From September 11, 2001 through September 29, 2001, Mr. Foley served as the Chief of Staff and Acting Commander for the Joint Task Force “Operation World Trade Center.” In 2003, he was selected for Brigade Command in New York City. In October 2008, Mr. Foley was appointed by the Governor of New York as Commander of the New York State Defense Force. From May 1986 to February 1990, Mr. Foley worked in the private sector as the President of Dutchess County Transportation Services, and from April 1982 to May 1986 as a sales manager for an electronic component distribution company. He currently serves on the National Guard Association Homeland Security Task Force. Mr. Foley earned an Associates Degree in Business Management from Canton College (SUNY), a Bachelor of Science degree and Master of Public Administration degree from Marist College, and a Master of Science degree from the U.S. Army War College.

Curtis Taufman has served as our Senior Vice President of Engineering and Architecture and our Vice President of Engineering since March 18, 2008 and July 2005, respectively. From April 2004 to July 2005, Mr. Taufman served as our Chief Operating Officer. From 1996 to 2004, Mr. Taufman was an associate at James La Salsa & Associates, an architectural engineering firm. Mr. Taufman received his Bachelors of Architecture degree from the New York Institute of Technology. Mr. Taufman is a registered architect in New York, New Jersey and Vermont and maintains National Council of Architectural Registration Boards (NCARB) certification.

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

Based solely on review of this information, we believe that, during the fiscal year ended December 31, 2011, no reporting person who was a member of our board of directors or an executive officer as of December 31, 2011 failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except for (i) a Form 4 for Richard Torykian, a member of our board of directors until January 2012, to report the acquisition of shares that occurred on June 10, 2011 that was reported on August 16, 2011, (ii) a Form 4 for Alfred Gray to report the acquisition of shares that occurred on June 10, 2011 that was reported on August 16, 2011, (iii) a Form 4 for Pasquale J. D’Amuro to report the acquisition of shares that occurred on June 10, 2011 that was reported on August 16, 2011, (iv) a Form 4 for Stephen Seiter to report the acquisition of shares that occurred on June 10, 2011 that was reported on August 16, 2011; and (v) a Form 4 for Victor Trizzino to report the acquisition of shares that occurred on June 10, 2011 that was reported on August 16, 2011.

Corporate Governance

General

Our board of directors has adopted charters for the audit committee, compensation committee and nominating and corporate governance committee, describing the authority and responsibilities delegated to each committee by the board of directors. Our board of directors has also adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Whistleblower Policy. Our Code of Conduct provides guidance to directors, officers, including our acting chief executive officer, chief operating officer, and chief financial officer, and employees with regard to certain ethical and compliance issues, which complies with the requirements of the Sarbanes-Oxley Act of 2002 We post on our website, at www.adsiarmor.com, the charter of such committees, our Code of Business Conduct and Ethics and Whistleblower Policy. These documents are also available in print to any stockholders requesting a copy in writing from our Corporate Secretary at 420 McKinney Parkway, Lillington, North Carolina 27546. We intend to disclose any amendments to or waivers of a provision of our Code of Business Conduct and Ethics made with respect to our directors or executive officers on our website.

Board Leadership Structure and Role in Risk Oversight

Pursuant to the audit committee charter, our audit committee is responsible for overseeing our risk assessment and risk management. On a regular basis, the officers who are responsible for monitoring and managing our accounting and financial risks, including our chief executive officer, chief operating officer, chief financial officer, and internal auditor, make reports to the audit committee. The audit committee, in turn, reports to the full board. While the audit committee has primary responsibility for overseeing risk assessment and risk management, our entire board of director is actively involved in overseeing risk management by engaging in periodic discussions with our officers as our board of directors may deem appropriate. In addition, each of our committees of the board considers the risks within its areas of responsibility. For example, our audit committee focuses on risks inherent in our accounting, financial reporting and internal controls, and our compensation committee considers the risks that may be implicated by our executive compensation program. We believe that the leadership structure of our board of directors supports its effective oversight of our risk management.

Committees of the Board of Directors

Our bylaws authorize the board of directors to appoint its members to one or more committees, each consisting of one or more directors. Our board of directors has established an audit committee, compensation committee, nominating and corporate governance committee, and executive committee.

We are no longer subject to NYSE Amex listing standards effective as of transition of the trading of our common stock to the OTCBB Marketplace beginning December 1, 2011. The majority of our audit, compensation and nominating and corporate governance committee members are independent as such term is defined under the NYSE Amex Company Guide. Our board of directors has determined, after considering all the relevant facts and circumstances, that each of Messrs. Trizzino, Seiter, and D’Amuro are independent directors because they have no relationship with us that would interfere with their exercise of independent judgment. In addition, one member of the committee, Victor Trizzino, qualifies as an “audit committee financial expert” as defined under Item 407 of Regulation S-K under the Exchange Act.

Audit Committee

Our audit committee has responsibility for, among other things, assisting our board of directors in its oversight of:

•	the integrity of our financial statements;

•	our independent registered public accounting firm’s qualifications and independence; and

•	the performance of our independent registered public accounting firm.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent registered public accounting firm and for overseeing their work. All audit services provided to us and all non-audit services, other than de minimis non-audit services, provided to us by our independent auditors are required to be approved in advance by our audit committee.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Compensation Committee

Our compensation committee has responsibility for, among other things:

•	reviewing and recommending approval of compensation of our executive officers;

•	administering our 2007 Incentive Compensation Plan and granting equity awards under the Plan; and

•	reviewing and making recommendations to our board of directors with respect to other incentive compensation and equity awards.

In fulfilling the foregoing responsibilities, the compensation committee is entitled to delegate any or all of its responsibilities to a subcommittee of the compensation committee. Each year, the compensation committee reviews the preceding year’s performance of our company and of each individual executive officer, as well as each executive officer’s compensation for the prior year. At that time, the committee determines and approves each executive officer’s compensation for the new year, subject to applicable employment agreements. As part of its review, the committee considers the chief executive officer’s specific recommendations on the other executive officers’ base salaries for the new year and bonuses for the prior year as contemplated by the terms of such executive officers’ employment agreements.

The compensation committee has the sole authority to select, retain and/or replace any compensation or other outside consultant for assistance in the evaluation of director, chief executive officer or other executive officers’ compensation, including the sole authority to approve the consultant’s fees and other retention terms. In 2009, the compensation committee selected Johnson Consultants, Inc. (or Johnson Consultants) as its compensation advisor. The committee considers Johnson Consultants to be independent and selected Johnson Consultants because of its experience in compensation consulting and its knowledge of compensation practices among public companies. Services provided by Johnson Consultants have included evaluating our existing executive officer and director compensation based on market comparables and analyzing compensation design alternatives. Johnson Consultants has not undertaken a compensation survey on behalf of the compensation committee since 2009; however the committee continues to use the information provided by Johnson Consultants and considers it a current and useful tool in determining compensation practices.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee has responsibility for, among other things:

•	identifying and recommending nominees for election to our board of directors;

•	developing and recommending to our board of directors our corporate governance principles; and

•	overseeing the evaluation of our board of directors and management.

Executive Committee

Our executive committee has responsibility for, among other things, overseeing the implementation of

•	our business plan, strategy and focus;

•	firm governance initiatives; and

•	certain financial models and reports.

Communication with the Board of Directors

Stockholders and other interested parties may communicate with our board of directors or specific members of our board of directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to our board of directors, or any specified individual director or directors, at the address listed herein. Any such letters will be sent to the indicated directors.

Process for Selecting Nominees to the Board of Directors

Our nominating and governance committee considers candidates for membership to our board of directors who are suggested by its members as well as by management, stockholders and other interested parties. The nominating and governance committee may also retain a third-party search firm to identify candidates from time to time upon request of the nominating and governance committee or the board of directors.

The nominating and governance committee’s assessment of a nominee’s qualification for our board of directors includes, among other things, the following criteria:

•	The diversity, age, background and experience of the candidate;

•	The personal qualities and characteristics, accomplishments and reputation in the business community of the candidate;

•	The knowledge and contacts of the candidate in the communities in which we conduct business and in our industry or other industries relevant to our business;

•	The ability and willingness to devote sufficient time to serve on our board of directors and committees of our board;

•	The ability and expertise of the candidate in various activities deemed appropriate by our board of directors; and

•	The fit of the candidate’s skills, experience and personality with those of other directors in maintaining an effective, collegial and responsive board of directors.

Although we do not have a formal diversity policy, diversity is one of the criteria our board of directors and nominating and governance committee consider when identifying and evaluating a nominee, as set forth above. As part of the nominating and governance committee’s review of board composition, the committee considers diversity of business experience and background in an effort to ensure that the composition of our board of directors enhances the board’s ability to make fully informed, comprehensive decisions for our company.

The initial determination to seek a board of directors candidate is usually based on the need for additional members to fill vacancies or to expand the size of the board of directors, although the decision can also be based on the need for certain skill sets or qualifications, such as financial expertise. The nominating and governance committee’s process for identifying and evaluating nominees for director is the same no matter who makes the recommendation. Once the nominating and governance committee has determined, in consultation with other board members if appropriate, that additional consideration of a candidate is warranted, the nominating and governance committee may, or it may request third parties to, gather additional information about the prospective candidate’s background, experience and independence. The nominating and governance committee then evaluates the prospective nominee against the standards and qualifications set forth above and such other relevant factors that nominating and governance committee deems appropriate, including the current composition of the board and the candidate’s personal qualities, skills and characteristics. Following this evaluation, if the nominating and governance committee believes that the prospective candidate is qualified for nomination, generally the nominating and governance committee will make a recommendation to the full board of directors, and the full board of directors will make the final determination whether the candidate should be nominated to the board.

Our nominating and corporate governance committee does not have a specific policy for consideration of nominees recommended by stockholders due in part to the relatively small size of our board of directors and the lack of turnover in board membership to date. However, stockholders can recommend a prospective nominee for the board of directors by writing to our Corporate Secretary at our corporate headquarters and providing the information required by our bylaws, along with any additional supporting materials the security holder considers appropriate. There have been no recommended nominees from stockholders for election at the annual meeting.

We do not pay fees to third parties for evaluating or identifying potential nominees.

Board and Committee Meetings

Our board of directors held twelve meetings during the fiscal year ended December 31, 2011. During the fiscal year ended December 31, 2011, the audit committee held four meetings, and the compensation committee held one meeting.

During 2011, no incumbent director attended fewer than 75% of (i) the aggregate of the total number of meetings of our board of directors and (ii) the total number of meetings held by all committees of our board of directors on which he was a member. We encourage each of our directors to attend the annual meeting of stockholders. All of our directors attended the 2011 annual meeting of stockholders.

Item 11.	Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2011 and 2010, the compensation earned by (1) our former chief executive officer, who resigned on November 2, 2011; (2) our acting chief executive officer (together, with our former chief executive, or principal executive officers); (3) our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at December 31, 2011 and (4) two other individuals for whom disclosure would be required but for the fact that neither was serving as an executive officer at December 31, 2011. We refer to these individuals collectively as the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		All Other Annual Compensation ($)		Total ($)
General Alfred M. Gray (2)	2010	―		―		―		―		―	―
Chairman of the Board of Directors and Acting Chief Executive Officer	2011	―		―		$1,250		―		$51,100	$52,350

Anthony J. Piscitelli (3)	2010	$367,050		―		―		―		$ 65,910 (4)	$432,960
President and Chief Executive Officer	2011	$296,279		―		―		―		―	$296,279

Kevin J. Healy (5)	2010	$181,341		―		―		―		―	$181,341
Chief Operating Officer and General Counsel	2011	$187,692		―		$10,000		―		―	$197,692

Gary Sidorsky	2010	$186,713		―		―		―		―	$186,713
Chief Financial Officer	2011	$161,240	$	―	$	―	$	―	$	―	$161,240

Fergal Foley	2010	$255,781	$	―	$	―	$	―	$	―	$255,781
Senior Vice President Government and Business Development	2011	$181,334	$	―	$	―	$	―	$	―	$181,334

Curtis Taufman	2010	$185,388	$	―	$	―	$	―	$	―	$185,388
Senior Vice President, Engineering and Architecture	2011	$137,627	$	―	$	―	$	―	$	―	$137,627

(1)	Amounts reported represent the aggregate grant date fair market value of computed in accordance with ASC Topic 718, utilizing the following assumptions: (a) Risk free rate of 2.13% (b) Expected volatility of 70.0% (c) Forfeiture rate of 10.0% and (d) Dividends of 0.

(2)	General Gray has been our acting Chief Executive Officer since November 2, 2011.

(3)	Mr. Piscitelli resigned as our President and Chief Executive Officer and from our board of directors effective November 2, 2011.

(4)	Mr. Piscitelli’s other annual compensation for 2010 is comprised of (i) $21,195 of insurance premiums with respect to life insurance and (ii) $44,715 for unused vacation in 2010.

(5)	Mr. Healy was named our chief Operating Officer effective September 2011. From October 2010 through September 2011, he served as our acting Chief Operating Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding equity awards held by our named executive officers at December 31, 2011:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price per share	Option Expiration Date
General Alfred M. Gray (2)	--	--	--	--
	--	--	--	--
Anthony J. Piscitelli (3)	300,000	450,000	$2.00	12/14/2014
	5,000	20,000	$2.00	10/8/2015
Gary Sidorsky	26,000	39,000	$2.00	12/14/2014
	5,000	20,000	$2.00	10/8/2015
Kevin Healy	--	--	--	--
	--	--	--	--
Fergal Foley	26,000	39,000	$2.00	12/14/2014
	5,000	20,000	$2.00	10/8/2015
Curtis Taufman	30,000	45,000	$2.00	12/14/2014

(1)	All of the options that will expire on December 14, 2014 were granted on December 14, 2007 and vest at the rate of 20% per year with the first 20% vested on December 14, 2008. All of the options that will expire on October 8, 2015 were granted on October 8, 2008 and vest at the rate of 20% per year with the first 20% vested on October 8, 2009.

(2)	General Alfred M. Gray has served as our acting Chief Executive Officer since November 2, 2011.

(3)	Mr. Piscitelli resigned as our President and Chief Executive Officer and from our board of directors effective November 2, 2011. All options held by Mr. Piscitelli expired on March 30, 2012.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

Anthony Piscitelli. We entered into an employment agreement with Anthony Piscitelli effective January 1, 2007, which was amended effective January 13, 2010. Pursuant to his employment agreement, Mr. Piscitelli served as our chief executive officer and president until his resignation effective November 2, 2011, at which time his employment agreement was terminated. The employment agreement had an initial term of five years and was automatically extended each year by one additional year unless either party provides written notice of non-renewal. His annual base salary as, in good faith, reviewed and increased by our board of directors at least annually or more frequently upon his request subject to the recommendations of our compensation committee. The employment agreement also provided that Mr. Piscitelli be paid an annual bonus each fiscal year, which bonus was not be less than an amount equal to 2.5% of increase in our net income before extraordinary and non-recurring items and income taxes over the prior fiscal year. He was also eligible for additional performance based bonuses.

On January 13, 2010, we entered into an amendment, effective as of January 1, 2010, to Mr. Piscitelli’s employment agreement. Pursuant to the amendment, Mr. Piscitelli agreed to reduce his base salary for 2010 by 10% from his base salary for 2009, and we agreed to review the 2010 base salary after the completion of our second fiscal quarter of 2010 to determine if the base salary can be increased to restore it in whole or in part to its 2009 level and restore the base salary fully to at least his 2009 base salary amount for year 2011 and thereafter. Mr. Piscitelli’s minimum annual base salary under the employment agreement prior to the agreement was $375,000. His base salary for 2011 was $373,692. Mr. Piscitelli’s base salary for 2011 is $367,050. The amendment also provides that upon termination of employment of Mr. Piscitelli by us without cause (as such term is defined below) and by Mr. Piscitelli for good reason (as such term is defined below), any salary continuation required under Mr. Piscitelli’s employment agreement shall be at the unreduced amount. Pursuant to the amendment, Mr. Piscitelli will be entitled to add the amount of the reduction to his 2010 base salary to the lump sum payment he is entitled to upon termination by us of his employment without cause or termination by him for good reason. Upon Mr. Piscitelli resignation effective November 2, 2011, no such payments were require to be made by the Company.

Fergal Foley. We entered into an employment agreement with Fergal Foley effective January 9, 2009, which has been amended effective January 13, 2010. Mr. Foley resigned as our chief operating officer effective October 29, 2010. However, pursuant to his employment agreement, Mr. Foley continues to serve as our Vice President of Government Relations and Business Development. The employment agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. On January 13, 2010, we entered into an amendment, effective as of January 1, 2010, to Mr. Foley’s employment agreement. Pursuant to the amendment, Mr. Foley agreed to reduce his base salary for 2010 by 10% from his base salary for 2009, and we agreed to review the 2010 base salary after the completion of our second fiscal quarter of 2010 to determine if the base salary can be increased to restore it in whole or in part to its 2009 level and restore the base salary fully to at least his 2009 base salary amount for year 2011 and thereafter. The amendment also provides that upon termination of employment of Mr. Foley by us without cause (as such term is defined below) and by Mr. Foley for good reason (as such term is defined below), any salary continuation required under Mr. Foley’s employment agreement shall be at the unreduced amount. . Mr. Foley’s minimum annual base salary under the employment agreement prior to the amendment was $274,890. His base salary for 2011 was $181,334 and his base salary for 2012 is $150,000. Mr. Foley’s base salary is to be reviewed on an annual basis and may be increased from time to time. The employment agreement also provides that Mr. Foley shall be entitled to earn an annual bonus each fiscal year of 2.5% of the increase in our EBITDA over the preceding fiscal year.

Gary Sidorsky. We entered into an employment agreement with Gary Sidorsky effective January 1, 2007, which has been amended effective January 9, 2009 and January 1, 2010. The employment agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. Pursuant to the amendment, Mr. Sidorsky agreed to reduce his base salary for 2010 by 10% from his base salary for 2009, and we agreed to review the 2010 base salary after the completion of our second fiscal quarter of 2010 to determine if the base salary can be increased to restore it in whole or in part to its 2009 level and restore the base salary fully to at least his 2009 base salary amount for year 2011 and thereafter. The amendment also provides that upon termination of employment of Mr. Sidorsky by us without cause (as such term is defined below) and by Mr. Sidorsky for good reason (as such term is defined below), any salary continuation required under Mr. Sidorsky’s employment agreement shall be at the unreduced amount. . Mr. Sidorsky’s minimum annual base salary under the employment agreement prior to the amendment was $153,000. His base salary for 2011 was $161,250 and his base salary for 2012 is $140,000. Mr. Sidorsky’s base salary is to be reviewed on an annual basis and may be increased from time to time. The employment agreement also provides that Mr. Foley shall be entitled to earn an annual bonus each fiscal year of 1.25% of the increase in our EBITDA over the preceding fiscal year.

Curtis Taufman. We entered into the employment agreement with Curtis Taufman effective January 1, 2007, which has been amended effective January 1, 2010. Pursuant to his employment agreement, Mr. Taufman serves as our Vice President of Engineering. The employment agreement has an initial term of five years that is automatically extended each year by one additional year unless either party provides written notice of non-renewal. Prior to the amendment, Mr. Taufman’s minimum annual base salary under the employment agreement was $186,300. His base salary for 2011 was $137,627 and for 2012 is $120,000. Mr. Taufman’s annual base salary is to be reviewed on an annual basis and may be increased from time to time. The employment agreement also provides that Mr. Taufman shall be entitled to earn an annual bonus each fiscal year, which shall not be less than an amount equal to 2.5% of increase in our net income before extraordinary and non-recurring items and income taxes over the prior fiscal year. He is also eligible for additional performance based bonuses.

Each of the foregoing employment agreements provide for payments or other benefits upon the termination of the executive’s employment under specified circumstances and/or in the event of a change in control of our company, as described below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Anthony Piscitelli. Under our employment agreement with Mr. Piscitelli, if we terminated him for cause or he terminated his employment without good reason, we would not be obligated to make any payments to him to him other than all compensation, expenses and other amounts owed to him as of the date of termination. Upon Mr. Piscitelli’s resignation effective November 2, 2011, at which time his employment agreement was terminated, no payments were require to be made by the Company other than all compensation, expenses and other amounts owed to him as of the date of termination.

Fergal Foley. Under our employment agreement with Mr. Foley, if we terminate him for cause or he terminates his employment without good reason, we are not obligated to make any payments to him other than all compensation, expenses and other amounts owed to him as of the date of termination. “Cause” means any of the following actions by Mr. Foley: (i) conviction of a felony crime, (ii) commission of fraud against, or embezzlement or material misappropriation from, our company, or (iii) material breach of his employment agreement. “Good reason” means any of the following actions of our company (or a successor) without Mr. Foley’s written consent: (a) breach of any material term of the employment agreement, (b) makes or causes a material adverse change in Mr. Foley’s functions, duties or responsibilities, (c) reduces his then annual base salary, (d) causes or allows a material reduction in his entitlement to the employee benefits provided under the employment agreement, (e) requires him to work in an office more than 25 miles from the location of his current principal executive office, (f) terminates Mr. Foley’s employment with our company without cause or Mr. Foley terminates his employment for good reason, or (g) fails to obtain the assumption of, and agreement to perform, the employment agreement by any successor to our company.

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

Gary Sidorsky. Under our employment agreement with Mr. Sidorsky, if we terminate him for cause or he terminates his employment without good reason, we are not obligated to make any payments to him other than all compensation, expenses and other amounts owed to him as of the date of termination. “Cause” means any of the following actions by Mr. Sidorsky: (i) conviction of a felony crime, (ii) commission of fraud against, or embezzlement or material misappropriation from, our company, or (iii) material breach of his employment agreement. “Good reason” means any of the following actions of our company (or a successor) without Mr. Sidorsky’s written consent: (a) breach of any material term of the employment agreement, (b) makes or causes a material adverse change in Mr. Sidorsky’s functions, duties or responsibilities, (c) reduces his then annual base salary, (d) causes or allows a material reduction in his entitlement to the employee benefits provided under the employment agreement, (e) requires him to work in an office more than 25 miles from the location of his current principal executive office, (f) terminates Mr. Sidorsky’s employment with our company without cause or Mr. Sidorsky terminates his employment for good reason, or (g) fails to obtain the assumption of, and agreement to perform, the employment agreement by any successor to our company.

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

Curtis Taufman. Under our employment agreement with Mr. Taufman, if we terminate him for cause or he terminates his employment without good reason, we are not obligated to make any payments to him other than all compensation, expenses and other amounts owed to him as of the date of termination. “Cause” means any of the following actions by Mr. Taufman: (i) conviction of a felony crime, (ii) commission of fraud against, or embezzlement or material misappropriation from, our company, or (iii) material breach of his employment agreement. “Good reason” means any of the following actions of our company (or a successor) without Mr. Taufman’s written consent: (a) breach of any material term of the employment agreement, (b) makes or causes a material adverse change in Mr. Taufman’s functions, duties or responsibilities, (c) reduces his then annual base salary, (d) causes or allows a material reduction in his entitlement to the employee benefits provided under the employment agreement, (e) requires him to work in an office more than 25 miles from the location of his current principal executive office, (f) terminates Mr. Taufman’s employment with our company without cause or Mr. Taufman terminates his employment for good reason, or (g) fails to obtain the assumption of, and agreement to perform, the employment agreement by any successor to our company.

If we terminate Mr. Taufman without cause or if he terminates his employment for good reason, we would be obligated to pay Mr. Taufman (i) all compensation, expenses and other amounts owed to him as of the date of termination, and (ii) continue to pay him his then annual base salary for, except as set forth in the next sentence, the greater of the remainder of the term of his employment agreement or two years. If such termination or resignation occurs within six months before a change in control of our company or within eighteen months after a change in control, our obligation to continue paying Mr. Taufman his then annual base salary shall be for the greater of the remainder of the term of his employment agreement and three years.

If Mr. Taufman dies during the term of his employment agreement, we will be obligated to pay his spouse or estate all compensation, expenses and other amounts owed to him as of the date of his death. In addition, we would be obligated to pay to his family all unpaid prior years’ bonuses, plus a bonus for the then current year equal to his prior year’s bonus pro rated for the number of months he was employed during such year.

If Mr. Taufman becomes disabled, we have the right to terminate his employment under the employment agreement. If we exercise such right, we will be obligated to pay him all compensation, expenses and other amounts owed to him as of the date of termination, a lump sum equal to one year’s annual salary then in effect, all unpaid prior years’ bonuses, and a bonus for the then current year equal to his prior year’s bonus pro rated for the number of months he was employed during such year.

Pursuant to the employment agreement, if Mr. Taufman is subject to a federal excise tax on all or any part of any payment made pursuant to his employment agreement under Section 4999 of the Internal Revenue Code, we are obligated to pay him an additional amount sufficient, considering the state and federal income and other taxes that Mr. Taufman is required to pay with respect to such additional amounts, to provide him on an after-tax basis an amount equal to the amounts to be paid to Mr. Taufman under the employment agreement without regard to such excise tax.

2007 Incentive Compensation Plan

As of December 31, 2011, we have awarded 1,020,507 shares of our common stock and stock options to purchase up to 2,545,000 shares of our common stock under the 2007 Incentive Compensation Plan (or 2007 Plan). Of such issued stock options, in January 2009, we issued each of Messrs Torykian, Seiter, Trizzino, D’Amuro and General Gray stock options to purchase up to 25,000 shares of our common stock. In January 2010, we issued each of Messrs Torykian, Seiter, Trizzino, D’Amuro and General Gray stock options to purchase up to 25,000 shares of our common stock. In June 2011, we issued each of Messrs Torykian, Seiter, Trizzino, D’Amuro and General Gray stock options to purchase up to 25,000 shares of our common stock To date, we have not set any performance or other targets for our named executive officers to earn awards under the 2007 Plan. The stock option awards in December 2007, which was prior to the dates we became a public reporting company and our common stock was listed on the NYSE Amex, were determined by our board of directors as discretionary bonus compensation.

401(k) Plan

We have adopted an employee savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code and covering all of our employees. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of the reduction contributed to the 401(k) plan. We may make matching or additional contributions to the 401(k) plan in amounts to be determined annually by our board of directors.

Director Compensation and Other Information

Non-employee directors are currently paid an annual retainer of $34,000, which is paid as $8,500 for each full and partial quarter that a person serves as a member of our board of directors, plus a fee per meeting attended of $1,275 for each regular board meeting attended in person, and granted 25,000 shares of our common stock annually. Each non-employee director serving on our audit committee and/or compensation committee is paid an additional $8,500 per year. In addition, the chairman of each of the audit committee and the compensation committee receives an annual payment of $4,250.

We reimburse our directors for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors. Employees who also serve as directors receive no additional compensation for their services as a director.

The following table details the compensation earned by our non-employee directors in 2011:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
General Alfred M. Gray	$51,100		$1,250	--	--	$52,350
Stephen R. Seiter	$60,350		$1,250	--	--	$61,600
Victor Trizzino	$51,850		$1,250	--	--	$53,100
Pasquale J. D’Amuro	$51,100		$1,250		--	$52,350
Richard P. Torykian, Sr.*	$47,433	(1)	$1,250	--	--	$48,683

* Mr. Torykian resigned from our board of directors in January 2012.

(1)	Includes consulting fees of $8,333 paid to Mr. Torykian, Sr. during 2011.

(2)	In June 2011, each of our non-employee directors was granted 25,000 shares of our common stock. The grant date fair value of the 25,000 shares of common stock granted to each of the non-employee directors are as follows:

Name	Grant Date Fair Value
Richard P. Torykian, Sr. *	$0.05
General Alfred M. Gray	$0.05
Stephen R. Seiter	$0.05
Victor Trizzino	$0.05
Pasquale J. D’Amuro	$0.05

* Mr. Torykian resigned from our board of directors in January 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Principal Stockholders, Directors and Officers

The following table provides information concerning beneficial ownership of our common stock and Series A Convertible Preferred Stock (on an as converted to common stock basis) as of December 31, 2011 by:

•	each holder of more than 5% of our common stock;

•	our chief executive officer and each of the two other most highly compensated executive officers as of December 31, 2011 whose combined salary and bonus was over $100,000;

•	each of our directors; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 54,987,192 shares of common stock outstanding as of December 31, 2011.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of December 31, 2011, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of the our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o American Defense Systems, Inc., 420 McKinney Parkway, Lillington, North Carolina 27546.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Executive Officers and Directors
Alfred M. Gray(1)	100,000	*
Stephen R. Seiter	102,500	*
Victor Trizzino	81,500	*
Pasquale J. D’Amuro	50,000	*
Kevin J. Healy	200,000	*
Gary Sidorsky(2)	134,250	*
Curtis Taufman(3)	1,040,060		1.9%
Fergal Foley(4)	203,225	*
Anthony J. Piscitelli(5)	8,372,394		15.2%
Richard P. Torykian, Sr. (6)	385,000	*
All directors and officers as a group (12 persons)(1)(2)(3)(4)(5)(6)(7)	10,678,929		19.4%
Other 5% Stockholder
West Coast Opportunity Fund, LLC (8)	5,000,000		9.1%
Armor Technologies LLC (9)	16,599,551		30.2%
John Jodlowski (10)	6,651,099		12.1%
Frank A. Bednarz (11)	5,100,138		9.3%

*	An asterisk indicates that the total beneficial ownership or the total voting power of our common stock (in each case, including shares subject to options and warrants that may be exercised within 60 days of December 1, 2011) is less than 1%.

(1)	Includes 25,000 shares of common stock owned by Mr. Gray’s wife, of which Mr. Gray disclaims beneficial ownership.

(2)	Includes 102,750 shares of common stock owned by Gary Sidorsky or his daughter and 31,500 shares of common stock issuable upon exercise of options that may be exercised within 60 days of December 1, 2011 by Gary Sidorsky or his daughter.

(3)	Includes 300,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of December 1, 2011.

(4)	Includes 10,000 shares of common stock owned by Mr. Foley’s wife, of which Mr. Foley disclaims beneficial ownership. The beneficial ownership information includes 31,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of December 1, 2011.

(5)	Includes 305,000 shares of common stock issuable upon exercise of options that were exercised within 60 days of December 1, 2011. Mr. Piscitelli resigned as our president and chief executive officer and from our board of directors effective November 2, 2011 and all options held by him expired on March 30, 2012.

(6)	Includes 35,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of December 1, 2011. Mr. Torykian resigned from our board of directors in January 2012 and all options held by him expired on March 30, 2012.

(7)	Includes 10,000 and 25,000 shares of common stock owned by Charles Pegg and Victor La Sala, respectively. The beneficial ownership information includes 16,000, 10,000, 45,500 and 30,000 shares of common stock issuable upon exercise of options that may be exercised within 60 days of December 1, 2011 by Gary Sidorsky or his daughter, Charles Pegg, Russell Scales, Robert Aldrich and Victor La Sala, respectively.

(8)	According to a Schedule 13D filed with the SEC on January 3, 2012, West Coast Opportunity Fund sold all of its 12,994,823 shares of our common stock in a series of private sale transactions effected through Purchase and Option Agreements and Purchase and Sale Agreements, each dated December 29, 2011 (collectively, the "Sale Agreements"). Pursuant to the Sale Agreements, West Coast Opportunity Fund sold an aggregate of 12,994,823 shares, representing all of its shares of our common stock, for an aggregate purchase price of $300,000, and an average purchase price per share of $0.0231. In connection with the Sale Agreements, certain parties granted back to the Fund an option to purchase an aggregate 5,000,000 shares, at an exercise price of $0.075 per share. The options become exercisable six months after the date of the Sale Agreements, and expire December 31, 2012. Among the parties to whom West Coast Opportunity Fund sold shares pursuant to the Sales Agreements are members of the Armor Technology Group (as defined below in footnote 9).

(9)	According to a Schedule 13D filed with the SEC on January 6, 2012 (the “Armor Technologies Schedule 13D”), (i) Armor Technologies, LLC, (ii) Dale S. Scales, (iii) Frank A. Bednarz, (iv) Harold Wrobel, (v) John Jodlowski, (vi) JOWCO LLC, a Colorado limited liability company, (vii) Mark Wayner, (viii) Emi Wayner and (ix) Joe Van Hecke comprise a “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Armor Technologies Group”). On January 6, 2012, Armor Technologies and certain members of the Armor Technologies Group entered into a Voting Agreement, by virtue of which Armor Technologies and Dale S. Scales (the sole member and manager of Armor Technologies) may each be deemed to be the beneficial owner of an aggregate of 16,599,551 Shares, which represents approximately 30.2% of the outstanding shares of common stock of the Company.

(10)	Pursuant to the disclosure in the Armor Technologies Schedule 13D, Mr. Jodlowski may be deemed to be the beneficial owner of 6,651,099 shares of our common stock, which includes (i) 4,655,710 shares held directly by him, (ii) 1,166,343 shares held directly by the Jodlowski Trust, of which Mr. Jodlowski is the sole trustee, and (iii) 829,046 shares held directly by JOWCO LLC, of which Mr. Jodlowski is the sole member and manager. Such Shares represent approximately 12.1% of the outstanding Shares of the Issuer. Mr. Jodlowski may be deemed to be a member of the Armor Technologies Group. Shares listed as beneficially owned by Mr. Jodlowski exclude shares held by certain other members of the Armor Technologies Group, as to which Mr. Jodlowski disclaims beneficial ownership.

(11)	Pursuant to the disclosure in the Armor Technologies Schedule 13D, Mr. Bednarz beneficially owns 5,100,138 shares held directly by him, which represents approximately 9.3% of the outstanding shares of our common stock. Mr. Bednarz may be deemed to be a member of the Armor Technologies Group. Shares listed as beneficially owned by Mr. Bednarz exclude shares held by any other member of the Armor Technologies Group, as to which Mr. Bednarz disclaims beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has one equity incentive plan – the 2007 Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan was adopted by the Board for the employees, officers, directors and consultants of the Company and its subsidiaries and permits awards of shares of common stock and the granting of stock options, which are exercisable for shares of the Company’s common stock. The 2007 Plan was previously approved by shareholders of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under 2007 Incentive Compensation Plan
2007 Incentive Compensation Plan	2,545,000	$1.65	2,455,000
Total	2,545,000	$1.65	2,455,000

As of December 31, 2011, we have awarded 1,020,507 shares of our common stock and stock options to purchase up to 2,545,000 shares of our common stock under the 2007 Incentive Compensation Plan (or 2007 Plan). The following is a summary of certain principal features of the 2007 Plan. This summary is qualified in its entirety by reference to the complete text of the 2007 Plan. Stockholders are urged to read the actual text of the 2007 Plan in its entirety which is attached as an exhibit to our registration statement on Form 10 filed with the SEC on February 11, 2008.

Awards; Annual Per-Person Limitations. The total number of shares of our common stock (Shares) reserved and available for delivery under the 2007 Plan (Awards) at any time during the term of the Plan shall be equal to 5,000,000 Shares. The foregoing limit shall be increased by the number of Shares with respect to which Awards previously granted under the 2007 Plan that are forfeited, expire or otherwise terminate without issuance of Shares, or that are settled for cash or otherwise do not result in the issuance of Shares, and the number of Shares that are tendered (either actually or by attestation) or withheld upon exercise of an Award, to pay the exercise price or any tax withholding requirements. Awards issued in substitution for awards previously granted by a company acquired by our company or a Related Entity, or with which our company or any Related Entity combines, do not reduce the limit on grants of Awards under the Plan.

The 2007 Plan imposes individual limitations on the amount of certain Awards in part to comply with the requirements set forth in the regulations issued under Code Section 162(m). Under these limitations, during any fiscal year of our company, no participant may be granted (i) stock options or stock appreciation rights with respect to more than 500,000 Shares, or (ii) Shares of restricted stock, Shares of deferred stock, performance shares and other stock based-awards with respect to more than 500,000 Shares, in each case, subject to adjustment in certain circumstances. In addition, the maximum dollar value payable to any one participant with respect to performance units is $2,500,000 (pro-rated for any 12-month performance period that is less than 12 months), and with respect to any performance period that is more than 12 months, $2,500,000 multiplied by the number of full 12 month periods that are in the Performance Period. The maximum aggregate number of Shares that may be issued under the Plan as a result of the exercise of incentive stock options is 5,000,000 Shares.

The Committee (as defined below) is authorized to adjust the foregoing limitations and is authorized to adjust outstanding Awards (including adjustments to exercise prices of options and other affected terms of Awards) in the event that a dividend or other distribution (whether in cash, Shares or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the Shares so that an adjustment is appropriate. The Committee is also authorized to adjust performance conditions and other terms of Awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.

Eligibility. The persons eligible to receive Awards under the 2007 Plan are the officers, directors, employees, consultants and other persons who provide services to our company or any Related Entity. An employee on leave of absence may be considered as still in the employ of our company or a Related Entity for purposes of eligibility for participation in the 2007 Plan.

Administration. The 2007 Plan is to be administered by a committee designated by our board of directors consisting of not less than two directors (Committee), provided, however, that except as otherwise expressly provided in the Plan, the Board may exercise any power or authority granted to the Committee under the 2007 Plan. Subject to the terms of the 2007 Plan, the Committee is authorized to select eligible persons to receive Awards, determine the type, number and other terms and conditions of, and all other matters relating to, Awards, prescribe Award agreements (which need not be identical for each Participant), and the rules and regulations for the administration of the Plan, construe and interpret the Plan and Award agreements, correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations as the Committee may deem necessary or advisable for the administration of the 2007 Plan.

Stock Options and Stock Appreciation Rights. The Committee is authorized to grant stock options, including both incentive stock options (ISOs), which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and stock appreciation rights entitling the participant to receive the amount by which the fair market value of a Share on the date of exercise exceeds the grant price of the stock appreciation right. The exercise price per share subject to an option and the grant price of a stock appreciation right are determined by the Committee, but in the case of an incentive stock option or a Stand-Alone SAR (as defined below) must not be less than the fair market value of a Share on the date of grant; the exercise price per share of a Tandem SAR (as defined below) must not be less than the exercise price per share of the associated stock option. For purposes of the 2007 Plan, the term “fair market value” means the fair market value of a Share, Awards or other property as determined by the Committee or under procedures established by the Committee. Unless otherwise determined by the Committee, the fair market value of a Share as of any given date shall be the closing sales price per Share as reported on the principal stock exchange or market on which Shares are traded on the date as of which such value is being determined or, if there is no sale on that date, then on the last previous day on which a sale was reported. The maximum term of each option or stock appreciation right, the times at which each option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised options or stock appreciation rights at or following termination of employment generally are fixed by the Committee, except that no option or stock appreciation right may have a term exceeding ten years. Methods of exercise and settlement and other terms of options and stock appreciation rights are determined by the Committee. The Committee, thus, may permit the exercise price of options awarded under the Plan to be paid in cash, Shares, other Awards or other property (including loans to participants). Options may be exercised by payment of the exercise price in cash, Shares, outstanding Awards or other property having a fair market value equal to the exercise price, as the Committee may determine from time to time.

Restricted and Deferred Stock. The Committee is authorized to grant restricted stock and deferred stock. Restricted stock is a grant of Shares that are subject to such risks of forfeiture and other restrictions as the Committee may impose. A participant granted restricted stock generally has all of the rights of a stockholder of our company, unless otherwise determined by the Committee. An Award of deferred stock confers upon a participant the right to receive Shares at the end of a specified deferral period, subject to such risks of forfeiture and other restrictions as the Committee may impose. Prior to settlement, an Award of deferred stock carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

Dividend Equivalents. The Committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, Shares, other Awards or other property equal in value to dividends paid on a specific number of Shares or other periodic payments. Dividend equivalents may be granted alone or in connection with another Award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional Shares, Awards or otherwise as specified by the Committee.

Bonus Stock and Awards in Lieu of Cash Obligations. The Committee is authorized to grant Shares as a bonus free of restrictions, or to grant Shares or other Awards in lieu of Company obligations to pay cash under the 2007 Plan or other plans or compensatory arrangements, subject to such terms as the Committee may specify.

Other Stock-Based Awards. The Committee is authorized to grant Awards that are denominated or payable in, valued by reference to, or otherwise based on or related to Shares. The Committee determines the terms and conditions of such Awards.

Performance Awards. The Committee is authorized to grant performance awards to participants on terms and conditions established by the Committee. The performance criteria to be achieved during any performance period and the length of the performance period is determined by the Committee upon the grant of the performance award. Performance awards may be valued by reference to a designated number of Shares (in which case they are referred to as performance shares) or by reference to a designated amount of property including cash (in which case they are referred to as performance units). Performance awards may be settled by delivery of cash, Shares or other property, or any combination thereof, as determined by the Committee. Performance awards granted to persons whom the Committee expects will, for the year in which a deduction arises, be “covered employees” (as defined below) will, if and to the extent intended by the Committee, be subject to provisions that should qualify such Awards as “performance-based compensation” not subject to the limitation on tax deductibility by us under Code Section 162(m). For purposes of Section 162(m), the term “covered employee” means our Chief Executive Officer and each other person whose compensation is required to be disclosed in our filings with the SEC by reason of that person being among the three highest compensated officers (other than the Chief Financial Officer) of our company as of the end of a taxable year. If and to the extent required under Section 162(m) of the Code, any power or authority relating to a performance award intended to qualify under Section 162(m) of the Code is to be exercised by the Committee and not the Board.

If and to the extent that the Committee determines that these provisions of the 2007 Plan are to be applicable to any Award, one or more of the following business criteria for our company, on a consolidated basis, and/or for Related Entities, or for business or geographical units of our company and/or a Related Entity (except with respect to the total shareholder return and earnings per share criteria), shall be used by the Committee in establishing performance goals for awards under the 2007 Plan: (1) earnings per share; (2) revenues or margins; (3) cash flow; (4) operating margin; (5) return on net assets, investment, capital, or equity; (6) economic value added; (7) direct contribution; (8) net income; pretax earnings; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; earnings after interest expense and before extraordinary or special items; operating income; income before interest income or expense, unusual items and income taxes, local, state or federal and excluding budgeted and actual bonuses which might be paid under any ongoing bonus plans of the Company; (9) working capital; (10) management of fixed costs or variable costs; (11) identification or consummation of investment opportunities or completion of specified projects in accordance with corporate business plans, including strategic mergers, acquisitions or divestitures; (12) total shareholder return; (13) debt reduction; (14) market share; (15) entry into new markets, either geographically or by business unit; (16) customer retention and satisfaction; (17) strategic plan development and implementation, including turnaround plans; and/or (18) fair market value of a share. Any of the above goals may be determined on an absolute or relative basis (e.g. growth in earnings per share) or as compared to the performance of a published or special index deemed applicable by the Committee including, but not limited to, the Standard & Poor’s 500 Stock Index or a group of companies that are comparable to the Company. The Committee may exclude the impact of an event or occurrence which the Committee determines should appropriately be excluded, including without limitation (i) restructurings, discontinued operations, extraordinary items, and other unusual or non-recurring charges, (ii) an event either not directly related to our operations or not within the reasonable control of our management, or (iii) a change in accounting standards required by generally accepted accounting principles.

The Committee may, in its discretion, determine that the amount payable as a performance award will be reduced from the amount of any potential Award.

Other Terms of Awards. Awards may be settled in the form of cash, Shares, other Awards or other property, in the discretion of the Committee. The Committee may require or permit participants to defer the settlement of all or part of an Award in accordance with such terms and conditions as the Committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains and losses based on deemed investment of deferred amounts in specified investment vehicles. The Committee is authorized to place cash, Shares or other property in trusts or make other arrangements to provide for payment of our obligations under the 2007 Plan. The Committee may condition any payment relating to an Award on the withholding of taxes and may provide that a portion of any Shares or other property to be distributed will be withheld (or previously acquired Shares or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the 2007 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death, except that the Committee may, in its discretion, permit transfers for estate planning or other purposes subject to any applicable restrictions under Rule 16b-3.

Awards under the 2007 Plan are generally granted without a requirement that the participant pay consideration in the form of cash or property for the grant (as distinguished from the exercise), except to the extent required by law. The Committee may, however, grant Awards in exchange for other Awards under the 2007 Plan, awards under our other plans, or other rights to payment from us, and may grant Awards in addition to and in tandem with such other Awards, rights or other awards.

Acceleration of Vesting; Change in Control. The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any Award, and such accelerated exercisability, lapse, expiration and if so provided in the Award agreement or otherwise determined by the Committee, vesting shall occur automatically in the case of a “change in control” of our company, (including the cash settlement of stock appreciation rights which may be exercisable in the event of a change in control). In addition, the Committee may provide in an Award agreement that the performance goals relating to any performance award will be deemed to have been met upon the occurrence of any “change in control.” For purposes of the 2007 Plan, unless otherwise specified in an Award agreement, a change in control means the occurrence of any of the following:

(i) The acquisition by any person (as that term is used in the Securities Exchange Act of 1934) of Beneficial Ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of more than fifty percent (50%) of either (A) the then outstanding equity securities of our company (the “Outstanding Company Stock”) or (B) the combined voting power of the then outstanding voting securities of our company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities) (the foregoing Beneficial Ownership hereinafter being referred to as a “Controlling Interest”); provided, however, that the following acquisitions shall not constitute or result in a Change of Control: (v) any acquisition directly from us; (w) any acquisition by us; (x) any acquisition by any Person that as of the Effective Date owns Beneficial Ownership of a Controlling Interest; (y) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by us or any Subsidiary; or (z) any acquisition by any corporation pursuant to a transaction which complies with clauses (A), (B) and (C) of subsection (iii) below; or

(ii) During any period of two (2) consecutive years (not including any period prior to the Effective Date) individuals who constitute the Board on the Effective Date (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by our stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this Purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(iii) Consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving our company or any of its Subsidiaries, a sale or other disposition of all or substantially all of the our assets, or the acquisition of assets or stock of another entity by our company or any of its Subsidiaries (each a “Business Combination”), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the Beneficial Owners, respectively, of the Outstanding Company Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination or any Person that as of the Effective Date owns Beneficial Ownership of a Controlling Interest) beneficially owns, directly or indirectly, fifty percent (50%) or more of the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

(iv) (Approval by our stockholders of a complete liquidation or dissolution of our company.

Amendment and Termination. The board of directors may amend, alter, suspend, discontinue or terminate the 2007 Plan or the Committee’s authority to grant Awards without further stockholder approval, except that stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which Shares are then listed or quoted. Thus, stockholder approval may not necessarily be required for every amendment to the 2007 Plan which might increase the cost of the 2007 Plan or alter the eligibility of persons to receive Awards. Stockholder approval will not be deemed to be required under laws or regulations, such as those relating to incentive stock options, that condition favorable treatment of participants on such approval, although the Board may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by the Board, the 2007 Plan will terminate at the earliest of (a) such time as no Shares remain available for issuance under the 2007 Plan, (b) termination of the 2007 Plan by the board of directors, or (c) the tenth anniversary of the effective date of the Plan. Awards outstanding upon expiration of the 2007 Plan shall remain in effect until they have been exercised or terminated, or have expired.

Federal Income Tax Consequences of Awards. The 2007 Plan is not qualified under the provisions of Section 401(a) of the Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974.

Non qualified Stock Options. On exercise of a nonqualified stock option granted under the 2007 Plan, an optionee will recognize ordinary income equal to the excess, if any, of the fair market value on the date of exercise of the Shares acquired on exercise of the option over the exercise price. If the optionee is an employee of our company or a Related Entity, that income will be subject to the withholding of Federal income tax. The optionee’s tax basis in those Shares will be equal to their fair market value on the date of exercise of the option, and his holding period for those Shares will begin on that date.

If an optionee pays for Shares on exercise of an option by delivering Shares, the optionee will not recognize gain or loss on the Shares delivered, even if their fair market value at the time of exercise differs from the optionee’s tax basis in them. The optionee, however, otherwise will be taxed on the exercise of the option in the manner described above as if he had paid the exercise price in cash. If a separate identifiable stock certificate is issued for that number of Shares equal to the number of Shares delivered on exercise of the option, the optionee’s tax basis in the Shares represented by that certificate will be equal to his tax basis in the Shares delivered, and his holding period for those Shares will include his holding period for the Shares delivered. The optionee’s tax basis and holding period for the additional Shares received on exercise of the option will be the same as if the optionee had exercised the option solely in exchange for cash.

We will be entitled to a deduction for Federal income tax purposes equal to the amount of ordinary income taxable to the optionee, provided that amount constitutes an ordinary and necessary business expense for our company and is reasonable in amount, and either the employee includes that amount in income or we timely satisfy our reporting requirements with respect to that amount.

Incentive Stock Options. The 2007 Plan provides for the grant of stock options that qualify as “incentive stock options” as defined in section 422 of the Code, which we refer to as ISOs. Under the Code, an optionee generally is not subject to tax upon the grant or exercise of an ISO. In addition, if the optionee holds a Share received on exercise of an ISO for at least two years from the date the option was granted and at least one year from the date the option was exercised, which we refer to as the Required Holding Period, the difference, if any, between the amount realized on a sale or other taxable disposition of that Share and the holder’s tax basis in that Share will be long-term capital gain or loss.

If, however, an optionee disposes of a Share acquired on exercise of an ISO before the end of the Required Holding Period, which we refer to as a Disqualifying Disposition, the optionee generally will recognize ordinary income in the year of the Disqualifying Disposition equal to the excess, if any, of the fair market value of the Share on the date the ISO was exercised over the exercise price. If, however, the Disqualifying Disposition is a sale or exchange on which a loss, if realized, would be recognized for Federal income tax purposes, and if the sales proceeds are less than the fair market value of the Share on the date of exercise of the option, the amount of ordinary income recognized by the optionee will not exceed the gain, if any, realized on the sale. If the amount realized on a Disqualifying Disposition exceeds the fair market value of the Share on the date of exercise of the option, that excess will be short-term or long-term capital gain, depending on whether the holding period for the Share exceeds one year.

An optionee who exercises an ISO by delivering Shares acquired previously pursuant to the exercise of an ISO before the expiration of the Required Holding Period for those Shares is treated as making a Disqualifying Disposition of those Shares. This rule prevents “pyramiding” or the exercise of an ISO (that is, exercising an ISO for one Share and using that Share, and others so acquired, to exercise successive ISOs) without the imposition of current income tax.

For purposes of the alternative minimum tax, the amount by which the fair market value of a Share acquired on exercise of an ISO exceeds the exercise price of that option generally will be an adjustment included in the optionee’s alternative minimum taxable income for the year in which the option is exercised. If, however, there is a Disqualifying Disposition of the Share in the year in which the option is exercised, there will be no adjustment with respect to that Share. If there is a Disqualifying Disposition in a later year, no income with respect to the Disqualifying Disposition is included in the optionee’s alternative minimum taxable income for that year. In computing alternative minimum taxable income, the tax basis of a Share acquired on exercise of an ISO is increased by the amount of the adjustment taken into account with respect to that Share for alternative minimum tax purposes in the year the option is exercised.

We are not allowed an income tax deduction with respect to the grant or exercise of an incentive stock option or the disposition of a Share acquired on exercise of an incentive stock option after the Required Holding Period. However, if there is a Disqualifying Disposition of a Share, we are allowed a deduction in an amount equal to the ordinary income includible in income by the optionee, provided that amount constitutes an ordinary and necessary business expense for us and is reasonable in amount, and either the employee includes that amount in income or we timely satisfy our reporting requirements with respect to that amount.

Stock Awards. Generally, the recipient of an award of Shares will recognize ordinary compensation income at the time the Shares are received equal to the excess, if any, of the fair market value of the Shares received over any amount paid by the recipient in exchange for the Shares. If, however, the Shares are non- vested when they are received under the 2007 Plan (for example, if the employee is required to work for a period of time in order to have the right to sell the Shares), the recipient generally will not recognize income until the Shares become vested, at which time the recipient will recognize ordinary compensation income equal to the excess, if any, of the fair market value of the Shares on the date they become vested over any amount paid by the recipient in exchange for the Shares. A recipient may, however, file an election with the Internal Revenue Service, within 30 days of his or her receipt of an award of Shares, to recognize ordinary compensation income, as of the date the recipient receives the award, equal to the excess, if any, of the fair market value of the Shares on the date the award is granted over any amount paid by the recipient in exchange for the stock.

The recipient’s basis for the determination of gain or loss upon the subsequent disposition of Shares acquired as stock awards will be the amount paid for such Shares plus any ordinary income recognized either when the Shares are received or when the Shares become vested. Upon the disposition of any Shares received as a stock award under the 2007 Plan the difference between the sale price and the recipient’s basis in the Shares will be treated as a capital gain or loss and generally will be characterized as long-term capital gain or loss if the Shares have been held for more the one year from the date as of which he or she would be required to recognize any compensation income.

Stock Appreciation Rights. We may grant SARs separate from any other award, which we refer to as Stand-Alone SARs, or in tandem with options, which we refer to as Tandem SARs, under the 2007 Plan. Generally, the recipient of a Stand-Alone SAR will not recognize any taxable income at the time the Stand-Alone SAR is granted.

With respect to Stand-Alone SARs, if the recipient receives the appreciation inherent in the SARs in cash, the cash will be taxable as ordinary compensation income to the recipient at the time that the cash is received. If the recipient receives the appreciation inherent in the SARs in Shares, the recipient will recognize ordinary compensation income equal to the excess of the fair market value of the Shares on the day they are received over any amounts paid by the recipient for the Shares.

With respect to Tandem SARs, if the recipient elects to surrender the underlying option in exchange for cash or Shares equal to the appreciation inherent in the underlying option, the tax consequences to the recipient will be the same as discussed above relating to the Stand-Alone SARs. If the recipient elects to exercise the underlying option, the holder will be taxed at the time of exercise as if he or she had exercised a non- qualified stock option (discussed above), i.e., the recipient will recognize ordinary income for federal tax purposes measured by the excess of the then fair market value of the Shares over the exercise price.

In general, there will be no federal income tax deduction allowed to our company upon the grant or termination of Stand-Alone SARs or Tandem SARs. Upon the exercise of either a Stand-Alone SAR or a Tandem SAR, however, we will be entitled to a deduction for federal income tax purposes equal to the amount of ordinary income that the employee is required to recognize as a result of the exercise, provided that the deduction is not otherwise disallowed under the Code.

Dividend Equivalents. Generally, the recipient of a dividend equivalent award will recognize ordinary compensation income at the time the dividend equivalent amount is received equal to the fair market value of the dividend equivalent amount received. We generally will be entitled to a deduction for federal income tax purposes equal to the amount of ordinary income that the employee is required to recognize as a result of his receipt of the dividend equivalent amount, provided that the deduction is not otherwise disallowed under the Code.

Section 162 Limitations. Section 162(m) to the Code, generally disallows a public company’s tax deduction for compensation to covered employees in excess of $1 million in any tax year beginning on or after January 1, 1994. Compensation that qualifies as “performance-based compensation” is excluded from the $1 million deductibility cap, and therefore remains fully deductible by the company that pays it. We intend that awards granted to employees under the Plan whom the Committee expects to be covered employees at the time a deduction arises in connection with such options, may, if and to the extent so intended by the Committee, be granted in a manner that will qualify as such “performance-based compensation,” so that such awards would not be subject to the Section 162(m) deductibility cap of $1 million. Future changes in Section 162(m) or the regulations thereunder may adversely affect our ability to ensure that awards under the 2006 Plan will qualify as “performance-based compensation” that are fully deductible by us under Section 162(m).

Section 409A of the Code. The 2007 Plan is also intended to comply with Section 409A of the Code and all provisions of the 2007 Plan are to be interpreted in a manner consistent with the applicable requirements of Section 409A of the Code. Section 409A of the Code governs the taxation of deferred compensation. Any participant that is granted an award that does not comply with section 409A could be subject to immediate taxation on the award (even if the award is not exercisable) and an additional 20% tax on the award.

Importance of Consulting Tax Adviser. The information set forth above is a summary only and does not purport to be complete. In addition, the information is based upon current Federal income tax rules and therefore is subject to change when those rules change. Moreover, because the tax consequences to any recipient may depend on his particular situation, each recipient should consult his tax adviser as to the Federal, state, local and other tax consequences of the grant or exercise of an award or the disposition of Shares acquired as a result of an award.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Procedures for Approval of Transactions with Related Persons

Our policy for the review and approval of transactions between us and related persons is set forth in the charter of our audit committee. Pursuant to the audit committee charter, it is our audit committee’s responsibility, unless specifically delegated by our board of directors to another committee of the board of directors, to review and approve all transactions or arrangements in which we were or will be a participant in which the amount involved, exceeded, or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of total assets of our company at year end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest (or the related party transactions). Our board of directors has delegated the foregoing responsibilities of the audit committee with regard to the related party transactions to our independent directors. Additionally, it is the responsibility of our independent directors to review and make recommendations to the board of directors, or approve, any contracts or other transactions with our current or former executive officers (except for any employment agreements with executive officers which are reviewed by our compensation committee) and loans to employees made or guaranteed by us.

Transactions with Related Persons

Other than the transactions described under the heading “Executive Compensation” (or with respect to which information is omitted in accordance with SEC regulations) and the transactions described below, since January 1, 2009 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent of the average of total assets of our company at year end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On August 1, 2007, we entered into a one-year independent consulting agreement with Richard Torykian. Mr. Torykian was a member of our board of directors from December 2007 until January 12, 2012. As consideration for Mr. Torykian’s consulting services with respect to business opportunities and marketing strategies, we agreed to pay him a fee equal to 5% of the gross contract value of any contracts or subcontracts obtained through his efforts and a quarterly consulting fee of $12,500 dollars. In addition, the consulting agreement provided that Mr. Torykian would receive 100,000 shares of our common stock, issued in increments of 25,000 shares per quarter. Subsequently, on August 5, 2008, we entered into an amendment to the consulting agreement with Mr. Torykian, which is effective as of July 23, 2008. The amendment clarifies that we will pay to Mr. Torykian an award fee of 5% of the fees paid to us by a customer under a contract or subcontract obtained by us in which (i) Mr. Torykian initiated the relationship between our company and the customer under such contract or subcontract or (ii) any person first introduced by Mr. Torykian to our company initiated such relationship between our company and the customer (each, a “qualifying contract”). As of the effective date of the amendment, we had not entered into any qualifying contracts. In addition, pursuant to the amendment we have paid a one time fee of $99,999 representing consulting fee adjustments for 2007 and as payment of quarterly fees for the first two quarters of 2008. Pursuant to the consulting agreement, as amended by the amendment, Mr. Torykian is entitled to receive a quarterly fee of $25,000 on or before the fifteenth day of the month following the end of each calendar quarter and receive an option to purchase 175,000 shares of our common stock under the 2007 Plan on each July 31 during the term of the consulting agreement with an exercise price equal to the fair market value of a share of our common stock as of the grant date of such option. The option vests at the rate of 20% per year with the first 20% vesting upon the first anniversary of the grant date. The consulting agreement with Mr. Torykian was terminated effective February 2011. As of the termination date of the consulting agreement, as amended, we had not entered into any qualifying contracts and Mr. Torykian was not paid an award fee under the consulting agreement, as amended.

In December 2009, we entered into the indemnification agreements with our chief executive officer, chief operating officer and chief financial officer, and the members of our board of director. The indemnification agreements provide rights to the directors and executive officers with respect to litigation expenses and liabilities that are in addition to those provided in our bylaws. In addition to requiring indemnification for litigation expenses and liabilities incurred by a director or officer, except as provided below, the directors and officers are entitled to receive indemnification of expenses incurred by him or her in a proceeding where he or she is a deponent, witness or other participant, rather than a party. Indemnification will not be available to a director or officer who is adjudicated to have failed to act in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of our company in a third party action, is adjudicated to be liable to us in a derivative action or where such indemnification would violate the federal securities laws. Although the indemnification agreement requires us to pay litigation expenses incurred by a director or officer prior to a final disposition of the litigation, the director or officer will be required to execute an undertaking obligating him or her to repay such expenses if it is finally determined by a court that he or she was not entitled to be indemnified under the agreement. The indemnification provided under the indemnification agreement is in addition to other indemnification rights of the executive officers and directors under our certificate of incorporation, bylaws and applicable law.

Erik Torykian, the son of Richard Torykian, a former member of our board of directors served as our Director of Law Enforcement and Tactical Training from July 14, 2008 until February 28, 2011. In 2011, Eric Torykian received aggregate compensation of $63,383.

Roger Ward, a son-in-law of Anthony J. Piscitelli, our former chief executive officer, has served as our Vice President of Investor Relations from November 2007 until June 30, 2011. In 2011, Roger Ward received aggregate compensation of $17,579.

In March 2009, we entered into a consulting agreement, as amended in June 2009, with Chart Group Advisors LLC, a subsidiary of an entity controlled by Christopher Brady, a member of our board of directors from April 2008 to September 2009. Chart Group Advisors was engaged to advise our company with respect to certain financial and capitalization matters. Chart Group Advisors was paid a monthly retainer of $10,000. In addition, they were entitled to additional fees and warrants upon the closing of certain financing transactions, as a result of which $500,000 has been paid. The agreement was effective for a minimum of one year from June 15, 2009. The agreement was terminated by us and is no longer in effect.

West Coast Opportunity Fund, LLC (or WCOF) was one of the holders of our Series A Convertible Preferred Stock (or Series A Preferred) and also is considered as a holder of more than 5% of our common stock. In March and April 2008, we sold shares of our Series A Preferred and warrants to purchase our common stock (or Investor Warrants) for aggregate gross proceeds of $15.0 million, before fees and expenses. In May 2008, our common stock commenced trading as a listed security on the NYSE Amex (formerly the American Stock Exchange). In order to meet certain requirements imposed by the NYSE Amex in connection with our application to list our common stock on the exchange, we entered into a Consent and Agreement (or Consent Agreement) on May 23, 2008 with the holders of our Series A Preferred including WCOF (or Series A Holders) where the Series A Holders agreed to limit the number of shares of common stock issuable upon conversion of, or as dividends on, the Series A Preferred and upon the exercise of the Investor Warrants without approval of our common stockholders (which stockholder approval was received December 12, 2008). In return, among other things, we agreed for the fiscal year ending December 31, 2008 (A) to achieve (i) revenues equal to or exceeding $50,000,000 and (ii) consolidated EBITDA equal to or exceeding $13,500,000, and (B) to publicly disclose and disseminate, and to certify to the Series A Holders, our operating results for such period, no later than February 15, 2009 (we collectively refer to these as the Financial Covenants). Under the Consent Agreement, the breach of the Financial Covenants were each deemed a “Triggering Event” under the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (or Certificate of Designations), which would purportedly give the Series A Holders the right to require us to redeem all or a portion of their Series A Preferred at a price per share calculated under the Certificate of Designations.

We did not satisfy the terms of the Financial Covenants and in April 2009 we received a Notice of Triggering Event Redemption from WCOF, the holder of a substantial majority of our Series A Preferred. The notice demanded the full redemption of the Series A Preferred held by WCOF as a consequence of the breach of the Financial Covenants and demanded payment of accrued dividends on the Series A Preferred and legal fees and expenses incurred in connection with negotiations concerning the breach of the Financial Covenants.

On May 22, 2009, we entered into a Settlement Agreement, Waiver and Amendment with our Series A Holders including WCOF (or Settlement Agreement) pursuant to which, among other things, (i) the Series A Holders waived any breach by us of the Financial Covenants or our obligation to timely pay dividends on the Series A Preferred for any period through September 30, 2009, and waived any “Equity Conditions Failure” and any “Triggering Event” under the Certificate of Designation otherwise arising from such breaches, (ii) the Investor Warrants were amended to reduce the exercise price thereof from $2.40 per share to $0.01 per share, (iii) we issued the Series A Holders an aggregate of 2,000,000 shares of our common stock (or Settlement Shares), in full satisfaction of our obligation to pay dividends under the Certificate of Designations as of March 31, 2009, June 30, 2009 and September 30, 2009, and (iv) we agreed to redeem $7,500,000 in stated value of the Series A Preferred by December 31, 2009. We agreed that, if we failed to so redeem $7,500,000 in stated value of the Series A Preferred by that date (a Redemption Failure), then, in lieu of any other remedies or damages available to the Series A Holders (absent fraud), (i) the redemption price payable by us would increase by an amount equal to 10% of the stated value, (ii) we would use our best efforts to obtain stockholder approval to reduce the Conversion Price of the Series A Preferred from $2.00 to $0.50, and (iii) we would expand the size of our Board of Directors by two, would elect two persons designated by the Series A Holders to fill the two newly-created vacancies (or Series A Directors) by January 10, 2010, and we would use our best efforts to amend our certificate of incorporation to grant the Series A Holders the right to elect two Series A Directors to serve on our Board of Directors.

In connection with the Settlement Agreement, on May 22, 2009, Anthony Piscitelli, our then-Chief Executive Officer, President and Chairman, entered into an Irrevocable Proxy and Voting Agreement with the Series A Holders including WCOF (or Voting Agreement), pursuant to which Mr. Piscitelli agreed, among other things, that if a Redemption Failure occurs he will vote all shares of our voting stock owned by him in favor of (i) reducing the Conversion Price of the Series A Preferred from $2.00 to $0.50 and (ii) amending our certificate of incorporation to grant the Series A Holders the right to elect two Series A Directors to serve on the Board of Directors (collectively, the Company Actions). Mr. Piscitelli also appointed one of the Series A Holders as his proxy to vote his shares of our voting stock in favor of the Company Actions, and against approval of any opposing or competing proposal, at any stockholder meeting or written consent of our stockholders at which such matters are considered, during the terms of the Voting Agreement. The Voting Agreement provided for termination upon the earliest to occur of (a) such date on which no shares of Series A Preferred remain outstanding, or (b) June 30, 2011.

Pursuant to the terms of the Settlement Agreement, we also entered into a Registration Rights Agreement with the Series A Holders including WCOF (or Registration Rights Agreement), in which we agreed to file with the SEC, by June 1, 2009, a registration statement covering the resale of the Settlement Shares, and to use our best efforts to have such registration statement declared effective as soon as practicable thereafter. We further agreed with the Series A Holders to include in such registration statement the shares of common stock issued upon the exercise of the warrants acquired by the Series A Holders in connection with their investment in the Series A Preferred in May and June 2009. A registration statement covering such shares of common stock was filed, and subsequently declared effective on August 10, 2009.

In connection with our requirement to redeem any outstanding shares of the Series A Preferred on the Maturity Date (as such term is defined in the Certificate of Designation) pursuant to provisions of the Certificate of Designations (or Mandatory Redemption Provision), on April 8, 2010, we entered into a waiver agreement with the Series A Holders (or Waiver Agreement), pursuant to which the Series A Holders agreed to extend the Maturity Date from December 31, 2010 to April 1, 2011 (the period from December 31, 2010 to April 1, 2011 is referred to as the Extension Period). Pursuant to the Waiver Agreement, during the Extension Period, (i) the Series A Holders agreed to waive any right to the redemption of the Series A Preferred until the last day of the Extension Period, (ii) our failure to comply with the Mandatory Redemption Provision prior to the last day of the Extension Period shall be deemed not to be a breach of such provision or the terms and conditions of, or applicable to, the Series A Preferred and (iii) the Series A Holders agreed to waive all rights and remedies that would otherwise be available to the Series A Holders under the Certificate of Designations or any other Transaction Documents (as defined in the Securities Purchase Agreement between the Company and the Series A Holders dated as of March 7, 2008) as a result of our failure to comply with the Mandatory Redemption Provision during the Extension Period to the extent that such rights or remedies arise as a result of the existence or continuation of the our failure to comply with the Mandatory Redemption Provision and any Equity Conditions Failure and any Triggering Event otherwise arising under the Certificate of Designations as a result of any such failure to comply with the Mandatory Redemption Provision prior to the last day of the Extension Period.

On March 22, 2011, we entered into a Securities Redemption Agreement (the “Redemption Agreement”) with the holders of our Series A Convertible Preferred Stock, pursuant to which we sold all of the issued and outstanding membership interests in American Physical Security Group, LLC (“APSG”), our wholly-owned subsidiary, to the holders of our Series A Convertible Preferred Stock.  In exchange for the sale of the APSG interests, the holders of our Series A Convertible Preferred Stock (i) paid $1,000,000 in cash to us at the closing of the transactions and (ii) tendered to us the Series A Convertible Preferred Stock, which had an aggregate redemption price of $16,500,000. Upon the closing of the transactions, APSG is no longer a subsidiary of our company.  In connection with the Redemption Agreement, the Company and the holders of our Series A Convertible Preferred Stock entered into a Membership Interest Option Agreement (the "Option Agreement") pursuant to we were granted an option (the “Option”) to repurchase APSG within six (6) months following the closing of the transactions contemplated by the Redemption Agreement at a cash purchase price equal to the sum of (i) $15,525,000, plus (ii) the amount of any net investment made in APSG concurrently with and following the closing of the Redemption Agreement and prior to the closing of the purchase of the APSG membership interests pursuant to exercise of the Option. An analysis of the Option was performed and its value was deemed to be immaterial. The Option has since expired without ever having been exercised by the Company.

As a result of the transactions contemplated by the Redemption Agreement, there is no longer any Series A Convertible Stock outstanding and Andrew Firestone, who was the Series A Director on our board of directors, was removed from the board of directors.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Principal Accountants

The aggregate fees billed to us by Marcum for the fiscal years ended December 31, 2010 and 2011 are as follows:

	2011	2010
Audit Fees(1)	$159,100	$181,000
Audit Related (1)	$4,800
Tax Fees(2)	$40,000	$27,000

Total	$228,895	$208,000

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

(2)	Tax Fees consists of the fees billed for tax compliance, tax advice, and tax planning.

Audit Committee Approval Policy

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

All of the services provided by Marcum described above under the captions “Audit Fees” and “Tax Fees” were approved by our audit committee.

Report of the Audit Committee

The audit committee of the Board of Directors (the “Audit Committee”) of American Defense Systems, Inc. (the “Company”) oversees the Company’s accounting and financial reporting processes and the audits of its financial statements, including the performance and compensation of the Company’s independent registered public accounting firm. Management has the primary responsibility for the financial statements and the financial reporting processes, including the systems of internal controls and the certification of the integrity and reliability of the Company’s internal control procedures.

In fulfilling its oversight responsibilities, the Audit Committee has reviewed the Company’s audited balance sheets at December 31, 2011 and 2010 and the statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and has discussed them with management. The Audit Committee also reviewed with Marcum LLP, the Company’s independent registered public accounting firm, the results of their audit. The Audit Committee has also discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communications with Audit and Finance Committees), as amended, as adopted by the Public Company Accounting Oversight Board (or PCAOB) in Rule 3200T. This discussion included, among other things, a review with the independent registered public accounting firm of the quality of the Company’s accounting principles, significant estimates and judgments, and the disclosures in the Company’s financial statements, including the disclosures related to critical accounting policies used by the Company. The Audit Committee has reviewed permitted services under rules of the Securities and Exchange Commission as currently in effect and discussed with Marcum LLP their independence from management and the Company, including the matters in the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence. In addition, the Audit Committee discussed the rules of the Securities and Exchange Commission that pertain to the Audit Committee and the roles and responsibilities of Audit Committee members.

Based on its review of the financial statements and the aforementioned discussions, the Audit Committee concluded that it would be reasonable to recommend, and on that basis did recommend, to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Audit Committee also approved the appointment of Marcum LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2012.

Respectfully submitted by the Audit Committee,

Victor Trizzino, Chairman
Stephen Seiter
Alfred Gray

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(b)	Exhibits

Exhibit Numbers	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

/s/ General Alfred M. Gray	Chairman of the Board and Acting Chief Executive Officer	May 14, 2012
General Alfred M. Gray	(Principal Executive Officer)

/s/ Gary Sidorsky	Chief Financial Officer,	May 14, 2012
Gary Sidorsky	Principal Financial and Accounting Officer)

/s/ Pasquale J. D'Amuro	Director	May 14, 2012
Pasquale J. D'Amuro

/s/ Stephen R. Seiter	Director	May 14, 2012
Stephen R. Seiter

/s/ Victor Trizzino	Director	May 14, 2012
Victor Trizzino

