Form 10-Q
period 2012-03-31
AMERICAN DEFENSE SYSTEMS INC
filed 2012-05-15
CIK 1260996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

As of May 3, 2012, 55,087,192 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

1

PART I

Item 1. Condensed Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31,
ASSETS	(Unaudited)	2011*
CURRENT ASSETS
Cash	$55,866	$132,285
Accounts receivable, net of allowance for doubtful accounts of
$451,761 as of March 31, 2012 and December 31, 2011	458,360	891,033
Accounts receivable factoring	4,810	5,112
Tax receivable	101,641	101,641
Costs in excess of billings on uncompleted contracts, net	792,873	1,178,584
Prepaid expenses and other current assets	58,610	101,191
Assets held for sale	62,000	62,000
Assets of discontinued operations	10,774	10,774

TOTAL CURRENT ASSETS	1,544,934	2,482,620

Property and equipment, net	390,388	463,452
Deposits	151,016	151,016
Deferred tax assets	1,896	1,896
Assets of discontinued operations	15,895	15,895

TOTAL ASSETS	$2,104,129	$3,114,879

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' DEFICIENCY	March 31, 2012 (Unaudited)	December 31, 2011 *

CURRENT LIABILITIES
Accounts payable	$2,506,605	$3,059,708
Accrued expenses	200,132	288,287
Deferred tax liability	1,896	1,896

TOTAL CURRENT LIABILITIES	2,708,633	3,349,891

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 55,087,192 and 54,987,192 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	55,087	54,987
Additional paid-in capital	16,690,865	16,665,188
Accumulated deficit	(17,350,456)	(16,955,187)

TOTAL SHAREHOLDERS' DEFICIENCY	(604,504)	(235,012)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$2,104,129	$3,114,879

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
CONTRACT REVENUES EARNED	$1,889,610	$2,515,652
COST OF REVENUES EARNED (exclusive of depreciation
and amortization shown separately below)	1,291,307	1,384,291
GROSS PROFIT	598,303	1,131,361
OPERATING EXPENSES
General and administrative expenses	275,290	817,018
General and administrative salaries	362,862	703,895
Sales and marketing	41,113	171,403
Research and development	19,731	115,159
Depreciation and amortization	73,144	222,643
Professional fees	211,152	238,864
TOTAL OPERATING EXPENSES	983,292	2,268,982
OPERATING LOSS	(384,989)	(1,137,621)
OTHER (EXPENSE) INCOME
Unrealized loss on adjustment of fair value Series A convertible preferred stock classified as a liability	-	(2,395,592)
Unrealized gain on warrant liability	-	3,125
Gain on sale of fixed asset	-	54,475
Gain on redemption of mandatorily redeemable preferred stock	-	12,786,969
Interest expense	-	(236,118)
Finance charge	(10,280)	(20,211)
TOTAL OTHER (EXPENSE) INCOME	(10,280)	10,192,648

(LOSS) INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(395,269)	9,055,027

INCOME TAX PROVISION	-	-

(LOSS) INCOME FROM CONTINUING OPERATIONS	(395,269)	9,055,027

DISCONTINUED OPERATIONS (Note 6):
INCOME FROM DISCONTINED OPERATIONS, (including gain on disposal of $2,910,565 during the three months ended March 31, 2011), NET OF TAX of $0	-	2,905,858

NET (LOSS) INCOME	$(395,269)	$11,960,885

Weighted Average Shares Outstanding (Basic and Diluted)	55,034,445	54,341,685
(Loss) Income per Share (Basic and Diluted)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.01)	$0.17
INCOME FROM DISCONTINED OPERATIONS, NET OF TAX	$-	$0.05
NET (LOSS) INCOME	$(0.01)	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(395,269)	$11,960,885
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation expense	25,777	33,279
Depreciation and amortization	73,144	269,754
Gain on redemption of preferred stock	-	(12,786,969)
Gain on disposal of subsidiary	-	(2,910,565)
Gain on sale of fixed asset	-	(54,475)
Change in fair value associated with preferred stock and warrants liabilities	-	2,392,467
Amortization of deferred financing costs	-	141,710
Amortization of discount on Series A preferred stock	-	94,408
Bad debt expense	-	2,805
Deferred rent	-	13,844

Changes in operating assets and liabilities:
Accounts receivable	432,673	(605,653)
Accounts receivable factoring	302	81,504
Deposits and other assets	-	14,255
Cost in excess of billing on uncompleted contracts, net	385,711	60,330
Prepaid expenses and other current assets	42,581	(44,954)
Accounts payable and accrued expenses	(641,338)	256,308
NET CASH USED IN OPERATING ACTIVITIES	(76,419)	(1,081,067)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed asset	-	429,697
Proceeds from disposal of subsidiary/redemption of preferred stock	-	1,000,000
Purchase of equipment	-	(6,273)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,423,424

NET (DECREASE) INCREASE IN CASH	(76,419)	342,357

CHANGE IN CASH OF DISCONTINUED OPERATIONS, INCLUDING
CASH DISPOSED OF AT THE TRANSACTION DATES	-	153,477

CASH AT BEGINNING OF YEAR	132,285	249,855
CASH AT THE END OF PERIOD	$55,866	$745,689

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Non cash investing and financing activities:
Redemption of mandatorily redeemable preferred stock	$-	$16,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In January 2008, American Physical Security Group, LLC (“APSG”) was established as a wholly owned subsidiary of the Company for the purposes of acquiring the assets of American Anti-Ram, Inc., a manufacturer of crash tested vehicle barricades. On March 22, 2011, the Company entered into a Securities Redemption Agreement, as more fully discussed in Note 5, with the holders of its Series A convertible preferred stock (the “Series A Holders”), pursuant to which the Company sold to the Series A Holders all of the issued and outstanding membership interests in APSG. As such the results of APSG have been reflected in discontinued operations for all periods presented.

In July 2011, the Company relocated its corporate headquarters and operations from Hicksville, NY to Lillington, NC. The Company's new address is 420 McKinney Pkwy, Lillington, NC 27546, see Note 6.

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2011 filed on April 16, 2012.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management Liquidity Plans

As of March 31, 2012, the Company had a working capital deficit of $1,163,699, an accumulated deficit of $17,350,456, shareholders’ deficiency of $604,504 and cash on hand of $55,866. The Company had operating losses of $384,989 and $1,137,621 for the three months ended March 31, 2012 and 2011, respectively. The Company had losses from continuing operations for the three months ended March 31, 2012 of $395,269. The Company had income from continuing operations for the three months ended March 31, 2011 of $9,055,027, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock. The Company had a net loss of $395,269 and net income of $11,960,885 for the three months ended March 31, 2012 and 2011, respectively. The Company had net cash used in operations of $76,419 and $1,081,067 for the three months ended March 31, 2012 and 2011, respectively. The Company continues to explore all sources of increasing revenue. If the Company is unable in the near term to raise capital on commercially reasonable terms or increase revenue, it will not have sufficient cash to sustain its operations for the next twelve months. As a result, the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Significant estimates for all periods presented include cost in excess of billings, allowance for doubtful accounts, and valuation of deferred tax assets.

Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2012 through the date these financial statements were issued. Management concluded that no subsequent events required disclosure in these financial statements except as discussed in Notes 3 and 6.

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

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of March 31, 2012 and December 31, 2011, there were no such provisions made.

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

The Company has two suppliers, including a former subsidiary, that provided 24% and 12%, respectively, of its supply needs during the three months ended March 31, 2012. The Company had one supplier that provided 10% of its supply needs during the three months ended March 31, 2011. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the three months ended March 31, 2012, the Company derived 91% of its revenues from two customers. For the three months ended March 31, 2011, the Company derived 16% and 64%, respectively, of its revenues from various U.S. government entities, and two other customers.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $451,761.

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

(Loss) Income per Share

Basic (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares would primarily consist of employee stock options, warrants and convertible preferred stock.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	March 31,
	2012	2011

Warrants to purchase Common Stock	675,001	675,001

Options to purchase Common Stock	1,055,000	2,479,000

Total potential Common Stock	1,730,001	3,154,001

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

The Company did not have any assets or liabilities categorized as Level 1, Level 2 or Level 3 as of March 31, 2012 or December 31, 2011. There were no transfers into or out of Level 1 or Level 2 during the quarters ended March 31, 2012 or 2011.

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

Costs in excess of billing on uncompleted contracts, net were $792,873 and $1,178,584 as of March 31, 2012 and December 31, 2011, respectively.

Backlog

The estimated gross revenue on work to be performed on backlog was approximately $5 million and $10 million as of March 31, 2012 and 2011, respectively.

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At March 31, 2012 and December 31, 2011, the Company had accounts receivable of $458,360 and $891,033, respectively and an allowance for doubtful accounts of $451,761. The Company recorded bad debt expense of $0 and $2,805 for the three months ended March 31, 2012 and 2011, respectively.

3.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various claims and contingencies in the ordinary course of its business, including those related to litigation, business transactions, employee-related matters, and others. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount involved could be material. While there can be no assurances, the Company does not expect that any of its pending legal proceedings will have a material financial impact on the Company’s results. Legal fees are expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. On April 2, 2008, the Company filed a response to the charges. On May 12, 2011, the Department of Labor dismissed the complaint.  On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against the Company’s executive officers. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the amended complaint and filed counterclaims against Mr. Cusack for fraud and rescission of his contract. The parties submitted motions for summary judgment, and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On July 19, 2011, the Appellate Division upheld the stock conversion decision but reversed the decision to narrow the issues as to the breach of contract claims. The trial has been scheduled for early June 2012. Mr. Cusack seeks damages in excess of $3,000,000. The Company intends to vigorously defend this action. While it is reasonably possible that an unfavorable outcome may occur, management has concluded that it is not probable that a loss has been incurred and it is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome and accordingly, has not provided any amounts in the condensed consolidated financial statements for an unfavorable outcome.

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint sought $1,187,510, plus interest, for goods allegedly sold to the Company, for which payment was not received. This amount is included in accounts payable in the consolidated balance sheet as of December 31, 2011. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for the Company sought and obtained an Order from the Court extending its time to respond to the Court's March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff's motion for entry of a default judgment. The Court subsequently granted the Defendants' motion, over Plaintiff's objection, and permitted Defendants to interpose an answer. The answer to the complaint was filed on June 13, 2011, and Defendants asserted several affirmative defenses to payment, including a claim for offset of amounts expended by Defendant to resolve issues with non-conforming goods supplied by Plaintiff. Following document discovery, the parties entered into a settlement agreement obligating Defendant American Defense Systems, Inc. to pay $1,174,882 to Action Group over 117 weeks, and otherwise releasing all claims and defenses asserted in the action. The action has since been discontinued, with prejudice, by the parties.

On January 6, 2012, a group led by Dale Scales (the “Scales Group”) filed a Schedule 13D with the Securities and Exchange Commission stating that it intended to ask the Board of Directors to call a special meeting of the Company’s stockholders for the purpose of removing the Company’s directors for cause and replacing them with candidates chosen by the Scales Group. The Board of Directors believes that this filing misleads the Company’s stockholders because, among other things, it fails to disclose that the Scales Group is acting in concert with Anthony Piscitelli, the Company’s former chief executive officer. In November 2011, the Board demanded Mr. Piscitelli’s resignation as a result of mismanagement and misconduct that included providing confidential information belonging to the Company to Mr. Scales in violation of the Board’s express instructions. On January 9, 2012, the Board of Directors of the Company amended the Company’s bylaws to eliminate the ability of stockholders to request special meetings of stockholders. Subsequently, the Board has declined to call a special meeting of stockholders despite having received a request from the Scales Group purporting to have been signed by the holders of more than two thirds of the Company’s outstanding shares. On April 3, 2012, Mr. Scales and a company controlled by him filed a civil action in the Court of Chancery of the State of Delaware against the Company and the current members of its Board of Directors. The caption of the action is Armor Technologies LLC v. American Defense Systems, Inc., Civil Action No. 7394-CS. The plaintiffs allege that the Company’s current directors have breached their fiduciary duties by amending the bylaws and declining to schedule the special meeting requested by the Scales Group. The plaintiffs ask the Court to declare the bylaw amendment invalid and order the Board of Directors to call the special meeting requested by the Scales Group. The plaintiffs also seek an award of compensatory damages in an unspecified amount. The Company and the Board of Directors believe the action is without merit and intend to defend themselves vigorously but cannot reasonably predict the outcome at this time.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	SHAREHOLDERS’ DEFICIENCY

The following table summarizes the changes in shareholders' deficiency for the three months ended March 31, 2012:

Balance - January 1, 2012	$(235,012)

Stock based compensation	25,777

Net loss	(395,269)

Balance - March 31, 2012	$(604,504)

Warrants

The following is a summary of stock warrants outstanding at March 31, 2012:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives (in years)

Balance – January 1, 2012	675,001	$2.00	1.18
Granted	-	n/a	-
Exercised	-	n/a	-
Cancelled, Forfeited or expired	-	n/a	-
Balance – March 31, 2012	675,001	$2.00	0.93

Exercisable – March 31, 2012	675,001

The fair value of the stock warrants as of March 31, 2012 and December 31, 2011 was not material.

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. The Company also recognizes the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows. As a result, the Company’s net (loss) income before taxes for the three months ended March 31, 2012 and 2011 included $25,777 and $33,279 of stock based compensation expense, respectively. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options outstanding at March 31, 2012:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In years)

Outstanding, January 1, 2012	2,040,000	$1.57	-	3.47
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Cancelled/forfeited	(985,000)	1.27	n/a	n/a
Outstanding, March 31, 2012	1,055,000	$1.85	-	2.87

Exercisable, March 31, 2012	854,000	$1.85		2.84

As of March 31, 2012, there was a total of $42,705 of unrecognized compensation arrangements granted under the Company’s 2007 Incentive Compensation Plan (the “2007 Plan”). The cost is expected to be recognized through 2015.

The Company did not issue any options during the three months ended March 31, 2012.

The Company issued 100,000 shares of common stock to non-employee directors as compensation under the 2007 Plan during the three months ended March 31, 2012. The fair value on the date of grant was $5,000 based on the stock price on the date of issuance. These awards were fully vested on the date of grant.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The presentation herein of the results of continuing operations excludes APSG for all periods presented. The following APSG amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011:

	2012	2011
Revenues	$-	$969,291
Income from discontinued operations before income taxes	-	126,518
Gain on disposal of APSG	-	2,910,565
Income tax expense	-	-
Income from discontinued operations, net of tax	$-	$3,037,083

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

T2

During the second quarter of 2011, management decided to establish a plan to sell and or discontinue the operations of a portion of AI’s business consisting of the operation of a live-fire interactive tactical training range located in Hicksville, NY, hereinafter referred to as “T2”, therefore, the presentation herein of the results of continuing operations excludes T2 for all periods presented.

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011:

	2012	2011
Revenues	$-	$20,500
Loss from discontinued operations, net of tax	$-	$131,225

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Current Assets:
Accounts receivable, net	$10,774	$10,774
Long-term Assets:
Property and equipment, net	$15,895	$15,895

Cash flows from discontinued operations were not reported separately for the three months ended March 31, 2012 and 2011.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	LEASE TERMINATION

In connection with the Company’s relocation of its corporate headquarters and operations from Hicksville, NY to Lillington, NC, the Company surrendered the Premises in the building designated as 230 Duffy Avenue, Hicksville, NY, the “Premises” on July 15, 2011. On April 9, 2012, the Company entered into a lease termination agreement (the “Agreement”) with the landlord of the Premises. The Agreement states that the Company’s remaining payment obligation under the Lease is $82,878 as of April 9, 2012. This represents the balance of rental arrears on the Premises. The balance due on these rental arrears was $92,878 at March 31, 2012 and is included in accounts payable in the Company’s condensed consolidated balance sheet at March 31, 2012.

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

The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There are no current tax examinations in progress. As of March 31, 2012, the Company remains subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2011.

Except for statements of historical fact, certain information described in this report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “project,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this report because they involve risks, uncertainties and other factors affecting our operations, market growth, service and products.  You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report.

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

We primarily serve the defense market. Our customers include various branches of the U.S. military through the U.S. Department of Defense and to a much lesser extent other U.S. government, law enforcement and correctional agencies as well as private sector customers.

Our recent historical revenues have been generated primarily from a limited number of large contracts and a series of purchase orders from two customers. To continue expanding our business, we are seeking to broaden our customer base and to diversify our product and service offerings. Our strategy to increase our revenue, grow our company and increase shareholder value involves the following key elements:

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

Our contract backlog as of March 31, 2012 was $5 million. We estimate that approximately $5 million of the backlog will be filled during the remainder of 2012. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM's and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

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

Sales and Marketing. Expenses related to sales and marketing consist primarily of compensation for our sales and marketing personnel, sales commissions and incentives, trade shows and related travel. Sales and marketing costs are charged to expense as incurred. As we have implemented various cost cutting measures, including a decrease in trade show participation and a reduction in headcount, in 2011, we expect that in 2012, sales and marketing expenses will decrease.

Research and Development. Research and development expenses are incurred as we perform ongoing evaluations of materials and processes for existing products, as well as the development of new products and processes. We expect that in 2012, research and development expenses will decrease. Research and development costs are charged to expense as incurred.

General and Administrative. General and administrative expenses consist of compensation and related expenses for finance, accounting, administrative, legal, professional fees, other corporate expenses and allocated overhead. We expect that in 2012, general and administrative expenses will continue to decrease due to cost cutting measures implemented in 2011. Cost cutting measures implemented include the Company’s relocation to Lillington, NC in July 2011, lower employee benefits due to reduced headcount, and restrictions on travel.

General and Administrative Salaries. General and administrative salaries expenses consist of compensation for the officers, IT, accounting, and design and engineering personnel. We expect that in 2012, general and administrative salaries expenses will decrease due to the cost cutting measures, which include reductions in employee headcount as well as salary reductions for remaining employees, implemented in 2011.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of March 31, 2012, there were no such provisions made.

All costs associated with uncompleted purchase orders under contract are recorded on the balance sheet as a deferred asset called "Costs in Excess of Billings on Uncompleted Contracts, net." Upon completion of a purchase order, such associated costs are then reclassified from the balance sheet to the statement of operations as costs of revenue.

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

We recognized $25,777 and $33,279 in stock compensation expense for the three months ended March 31, 2012 and 2011, respectively.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. The following discussion excludes results of discontinued operations.

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues. Revenues for the three months ended March 31, 2012 were $1,889,610, a decrease of $626,042, or 25%, as compared to revenues of $2,515,652 in the comparable period in 2011. This decrease was due primarily to a ship armoring project completed in the first quarter of 2011 and a reduction in the number of Field Service Representatives under contract from 3 in the first quarter of 2011 to 1 in the first quarter of 2012.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2012 was $1,291,307, a decrease of $92,984, or 7%, over cost of revenues of $1,384,291 in the comparable period in 2011. This decrease resulted primarily from the decline in revenue.

Gross Profit. Gross profits for the three months ended March 31, 2012 and 2011 were $598,303 and $1,131,361, respectively. Gross profit margin was 32% and 45% for three months ended March 31, 2012 and 2011, respectively. The decrease in gross profit margin resulted primarily from an inventory overhead allocation adjustment in first quarter of 2012 due to lower levels of inventory.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2012 and 2011 were $41,113 and $171,403, respectively, representing a decrease of $130,290, or 76%. The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing including use of outside consultants.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 and 2011 were $19,731 and $115,159, respectively, a decrease of $95,428 or 83% due to a reduction in the number of employees from 3 full-time employees to 1 part-time employee.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 and 2011 were $275,290 and $817,018, respectively. The decrease of $541,728 or 66% was due primarily to lower overhead costs resulting from the Company’s relocation to Lillington, NC in July 2011, lower general liability insurance due to decreased sales, reduction in employee benefits related to reduced headcount, and a reduction in travel expenses.

General and Administrative Salaries Expense. General and administrative salaries expenses for the three months ended March 31, 2012 and 2011 were $362,862 and $703,895, respectively. The decrease of $341,033 or 48% was due primarily to a reduction in headcount of 8 employees, as well as salary reductions for remaining employees.

Depreciation and Amortization Expense. Depreciation and amortization expense was $73,144 and $222,643 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $149,499, or 67% due to the absence of depreciation on leasehold improvements on the Company’s Hicksville, NY facility which was vacated in July 2011.

Professional Fees. Professional fees for the three months ended March 31, 2012 and 2011 were $211,152 and $238,864, respectively. The decrease of $27,712 or 12% was due primarily to a decrease in consulting fees.

Other (Income) and Expense. Our Series A Preferred was recorded at fair value through March 22, 2011 with changes in fair value recorded in the statement of operations. We experienced a loss on adjustment of fair value with respect to our Series A Preferred of $2,395,592 for the three months ended March 31, 2011. In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $236,118 for the three months ended March 31, 2011. We recorded a gain on the redemption of our Series A Preferred of $12,786,969 for the three months ended March 31, 2011.

Income from Discontinued Operation. We recorded income from discontinued operations of $0 and $2,905,858 for the three months ended March 31, 2012 and 2011, respectively. See Note 5 of the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

The primary sources of our liquidity during the three months ended March 31, 2012 are net accounts receivable of $458,360 and costs in excess of billings of $792,873 as well as our ability to sell future accounts receivable under an accounts receivable purchase agreement with Republic Capital Access (RCA).

As of March 31, 2012, the Company had a working capital deficit of $1,163,699, an accumulated deficit of $17,350,456, shareholders’ deficiency of $604,504 and cash on hand of $55,866. The Company had operating losses of $384,989 and $1,137,621 for the three months ended March 31, 2012 and 2011, respectively. The Company had losses from continuing operations for the three months ended March 31, 2012 of $395,269. The Company had income from continuing operations for the three months ended March 31, 2011 of $9,055,027, including a gain of $12,786,969 on the redemption of mandatorily redeemable preferred stock. The Company had a net loss of $395,269 and net income of $11,960,885 for the three months ended March 31, 2012 and 2011, respectively. The Company had net cash used in operations of $76,419 and $1,081,067 for the three months ended March 31, 2012 and 2011, respectively. The Company continues to explore all sources of increasing revenue. If the Company is unable in the near term to raise capital on commercially reasonable terms or increase revenue, it will not have sufficient cash to sustain its operations for the next twelve months. As a result, the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Net Cash Used In Operating Activities. Net cash used in operating activities was $76,419 and $1,081,067 for the three months ended March 31, 2012 and 2011, respectively. Net cash used in operating activities during the three months ended March 31, 2012 consisted primarily of changes in our operating assets and liabilities of $219,929, including changes in accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses, as well as an operating loss of $384,989. Net cash used in operating activities during the three months ended March 31, 2011 consisted primarily of changes in our operating assets and liabilities of $238,210 including accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses as well as an operating loss of $1,137,621.

Net Cash Provided By Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2012 was $0. Net cash provided by investing activities for the three months ended March 31, 2011 was $1,423,424 and consisted of $1,000,000 of proceeds from the sale of APSG and the redemption of the Series A Preferred, as well as proceeds from the sale of a fixed asset of 429,697, partially offset by leasehold improvements and purchases of computer equipment.

Cash flows from discontinued operations were not reported separately for the three months ended March 31, 2012 and 2011. Cash flows from discontinued operations were $153,477 for the three months ended March 31, 2011. The absence of these cash flows is not expected to have a material effect on our future liquidity or capital resources.

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

The initial term of the purchase agreement ended on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to an amendment to the purchase agreement in October 2009, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) was extended from December 31, 2009 to October 15, 2010, and the discount factor rate was reduced from 0.524% to 0.4075%. On November 12, 2010, the term was further extended to October 15, 2011. On November 9, 2011, we signed an amendment to the purchase agreement which extended the term to December 31, 2012, eliminated the Program Continuance Fee and added a Commitment Fee equal to 1% of the difference between the outstanding receivable balance and $1 million. As of March 31, 2012, there was $48,105 in accounts receivable for which RCA had not received payment from our customers.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (or Exchange Act) and are not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (or Exchange Act), are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012 because of the material weakness set forth below.

The following is a summary of the material weaknesses we identified as of December 31, 2011 which remain as of March 31, 2012:

Due to the reduction in accounting staff during 2011, we did not have a sufficient number of accounting personnel in order to have adequate segregation of duties. In addition, we did not have a sufficient number of trained accounting personnel with expertise in GAAP to ensure that complex, material and/or non-routine transactions were properly reflected in the consolidated financial statements. However, all such transactions have been properly disclosed in the accompanying condensed consolidated financial statements as of March 31, 2012 and December 31, 2011.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. On April 2, 2008, the Company filed a response to the charges. On May 12, 2011, the Department of Labor dismissed the complaint.  On March 7, 2008, Mr. Cusack also commenced a second action against the Company for breach of contract and related issues arising from his termination of employment in New York State Supreme Court, Nassau County. On May 7, 2008, the Company served a motion to dismiss the complaint, and on or about September 26, 2008, the Court dismissed several claims (tortious interference with a contract, tortious interference with economic opportunity, fraudulent inducement to enter into a contract and breach of good faith and fair dealing). The remaining claims are Mr. Cusack's breach of contract claims, stock conversion claim, as well as one claim for conversion of his personal property which Mr. Cusack has also asserted against the Company’s executive officers. On October 13, 2008, Mr. Cusack filed an amended complaint as to the remaining claims, and on November 5, 2008, the Company filed an answer to the amended complaint and filed counterclaims against Mr. Cusack for fraud and rescission of his contract. The parties submitted motions for summary judgment, and on August 19, 2010, the Court granted Mr. Cusack’s motion as to his stock conversion claim and narrowed certain issues as to his breach of contract claims. On July 19, 2011, the Appellate Division upheld the stock conversion decision but reversed the decision to narrow the issues as to the breach of contract claims. The trial has been scheduled for early June 2012. Mr. Cusack seeks damages in excess of $3,000,000. The Company intends to vigorously defend this action. While it is reasonably possible that an unfavorable outcome may occur, management has concluded that it is not probable that a loss has been incurred and it is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome and accordingly, has not provided any amounts in the condensed consolidated financial statements for an unfavorable outcome.

On January 7, 2011, Action Group, Inc. commenced an action in the United States District Court for the Eastern District of New York. The complaint sought $1,187,510, plus interest, for goods allegedly sold to the Company, for which payment was not received. This amount is included in accounts payable in the consolidated balance sheet as of December 31, 2011. While the parties were engaged in settlement discussions, plaintiff sought and was granted entry of a default on February 8, 2011. Plaintiff then filed a motion with the Court, dated March 7, 2011, seeking entry of a default judgment in the amount of $1,246,542, representing the original demand set forth in the complaint, plus interest, costs and disbursements. On March 16, 2011, the Court issued an Order, directing Defendants to respond to the Court in writing within seven days as to why default judgment should not be entered. On March 28, 2011, counsel for the Company sought and obtained an Order from the Court extending its time to respond to the Court's March 16, 2011 Order up to and including April 11, 2011. On April 11, 2011, Defendants served and filed a motion to set aside the default entered against them, and in opposition to plaintiff's motion for entry of a default judgment. The Court subsequently granted the Defendants' motion, over Plaintiff's objection, and permitted Defendants to interpose an answer. The answer to the complaint was filed on June 13, 2011, and Defendants asserted several affirmative defenses to payment, including a claim for offset of amounts expended by Defendant to resolve issues with non-conforming goods supplied by Plaintiff. Following document discovery, the parties entered into a settlement agreement obligating Defendant American Defense Systems, Inc. to pay $1,174,882 to Action Group over 117 weeks, and otherwise releasing all claims and defenses asserted in the action. The action has since been discontinued, with prejudice, by the parties.

On January 6, 2012, a group led by Dale Scales (the “Scales Group”) filed a Schedule 13D with the Securities and Exchange Commission stating that it intended to ask the Board of Directors to call a special meeting of the Company’s stockholders for the purpose of removing the Company’s directors for cause and replacing them with candidates chosen by the Scales Group. The Board of Directors believes that this filing misleads the Company’s stockholders because, among other things, it fails to disclose that the Scales Group is acting in concert with Anthony Piscitelli, the Company’s former chief executive officer. In November 2011, the Board demanded Mr. Piscitelli’s resignation as a result of mismanagement and misconduct that included providing confidential information belonging to the Company to Mr. Scales in violation of the Board’s express instructions. On January 9, 2012, the Board of Directors of the Company amended the Company’s bylaws to eliminate the ability of stockholders to request special meetings of stockholders. Subsequently, the Board has declined to call a special meeting of stockholders despite having received a request from the Scales Group purporting to have been signed by the holders of more than two thirds of the Company’s outstanding shares. On April 3, 2012, Mr. Scales and a company controlled by him filed a civil action in the Court of Chancery of the State of Delaware against the Company and the current members of its Board of Directors. The caption of the action is Armor Technologies LLC v. American Defense Systems, Inc., Civil Action No. 7394-CS. The plaintiffs allege that the Company’s current directors have breached their fiduciary duties by amending the bylaws and declining to schedule the special meeting requested by the Scales Group. The plaintiffs ask the Court to declare the bylaw amendment invalid and order the Board of Directors to call the special meeting requested by the Scales Group. The plaintiffs also seek an award of compensatory damages in an unspecified amount. The Company and the Board of Directors believe the action is without merit and intend to defend themselves vigorously but cannot reasonably predict the outcome at this time.

Item 1A. Risk Factors

None.

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

_________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN DEFENSE SYSTEMS, INC.

Date: May 15, 2012	By:	/s/ Gary Sidorsky
Gary Sidorsky Chief Financial Officer

Index to Exhibits

Exhibit
Number	Exhibit

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.