Form 10-Q
period 2012-06-30
AMERICAN DEFENSE SYSTEMS INC
filed 2012-08-20
CIK 1260996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

As of August 1, 2012, 55,087,192 shares of common stock, par value $0.001 per share, of the registrant were outstanding.

PART I

Item 1. Condensed Consolidated Financial Statements

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 *
ASSETS

CURRENT ASSETS

Cash	$138,458	$132,285
Accounts receivable, net of allowance for doubtful accounts of $451,761 as of June 30, 2012 and December 31, 2011	625,456	891,033
Accounts receivable factoring	31,277	5,112
Tax receivable	101,641	101,641
Costs in excess of billings on uncompleted contracts, net	786,455	1,178,584
Prepaid expenses and other current assets	84,063	101,191
Assets held for sale	-	62,000
Assets of discontinued operations	-	10,774

TOTAL CURRENT ASSETS	1,767,350	2,482,620

Property and equipment, net	332,737	463,452
Deposits	151,016	151,016
Deferred tax assets	1,896	1,896
Assets of discontinued operations	-	15,895

TOTAL ASSETS	$2,252,999	$3,114,879

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 *
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,748,074	$3,059,708
Accrued expenses	226,399	288,287
Deferred tax liability	1,896	1,896

TOTAL CURRENT LIABILITIES	2,976,369	3,349,891

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 55,087,192 and 54,987,192 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	55,087	54,987
Additional paid-in capital	16,702,308	16,665,188
Accumulated deficit	(17,480,765)	(16,955,187)

TOTAL SHAREHOLDERS' DEFICIENCY	(723,370)	(235,012)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$2,252,999	$3,114,879

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

CONTRACT REVENUES EARNED	$3,624,456	$4,337,795	$1,734,846	$1,822,142

COST OF REVENUES EARNED (exclusive of depreciation and amortization shown separately below)	2,080,476	2,508,959	789,169	1,124,668

GROSS PROFIT	1,543,980	1,828,836	945,677	697,474

OPERATING EXPENSES
General and administrative expenses	516,778	1,587,957	241,488	770,939
General and administrative salaries	705,753	1,352,949	342,891	649,054
Sales and marketing	72,534	275,715	31,421	104,311
Research and development	36,866	184,015	17,135	68,857
Depreciation and amortization	130,794	433,595	57,650	210,953
Professional fees	510,358	501,056	299,206	262,193
TOTAL OPERATING EXPENSES	1,973,083	4,335,287	989,791	2,066,307

OPERATING LOSS	(429,103)	(2,506,451)	(44,114)	(1,368,833)

OTHER (EXPENSE) INCOME
Finance charge	(19,806)	(31,206)	(9,526)	(10,994)
Settlement of litigation	(50,000)	(45,000)	(50,000)	(45,000)
Unrealized loss on adjustment of fair value Series A convertible preferred stock classified as a liability	-	(2,395,592)	-	-
Unrealized gain on warrant liability		8,268		5,142
Gain on sale of fixed asset	-	54,475	-	-

Gain on redemption of mandatorily redeemable preferred stock	-	12,786,969	-	-
Interest expense	-	(236,373)	-	(255)
TOTAL OTHER (EXPENSE) INCOME	(69,806)	10,141,541	(59,526)	(51,107)

(LOSS) INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(498,909)	7,635,090	(103,640)	(1,419,940)

INCOME TAX PROVISION	-	-	-	-

(LOSS) INCOME FROM CONTINUING OPERATIONS	(498,909)	7,635,090	(103,640)	(1,419,940)

DISCONTINUED OPERATIONS (Note 5):
(LOSS) INCOME FROM DISCONTINED OPERATIONS, (including gain on disposal of $2,910,565 during the six months ended June 30, 2011), NET OF TAX of $0	(26,669)	2,555,190	(26,669)	(350,667)

NET (LOSS) INCOME	$(525,578)	$10,190,280	$(130,309)	$(1,770,607)

Weighted Average Shares Outstanding (Basic and Diluted)	55,060,818	54,360,526	55,087,192	54,379,159

(Loss) Income per Share (Basic and Diluted)
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(0.01)	$0.14	$(0.00)	$(0.02)
(LOSS) INCOME FROM DISCONTINED OPERATIONS, NET OF TAX	$(0.00)	$0.05	$(0.00)	$(0.01)
NET (LOSS) INCOME	$(0.01)	$0.19	$(0.00)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(525,578)	$10,190,280
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation expense	37,220	75,107
Depreciation and amortization	130,794	529,931
Impairment of assets of discontinued operations	26,669	-
Settlement of lititgation	50,000	45,000
Gain on redemption of preferred stock	-	(12,786,969)
Gain on disposal of subsidiary	-	(2,910,565)
Gain on sale of fixed asset	-	(54,475)
Change in fair value associated with preferred stock and warrants liabilities	-	2,387,324
Amortization of deferred financing costs	-	141,710
Amortization of discount on Series A preferred stock	-	94,408
Bad debt expense	-	150,805
Deferred rent	-	27,688
Impairment of fixed assets	-	199,454
Write-off of note receivable	-	50,000

Changes in operating assets and liabilities:
Accounts receivable	265,577	(583,288)
Accounts receivable factoring	(26,165)	84,463
Deposits and other assets	-	72,089
Cost in excess of billing on uncompleted contracts, net	392,129	(90,318)
Prepaid expenses and other current assets	17,128	131,865
Accounts payable and accrued expenses	(423,601)	564,207
NET CASH USED IN OPERATING ACTIVITIES	(55,827)	(1,681,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed asset	62,000	429,697
Proceeds from disposal of subsidiary/redemption of preferred stock	-	1,000,000
Purchase of equipment	-	(7,256)
NET CASH PROVIDED BY INVESTING ACTIVITIES	62,000	1,422,441

NET INCREASE (DECREASE) IN CASH	6,173	(258,843)

CHANGE IN CASH OF DISCONTINUED OPERATIONS, INCLUDING
CASH DISPOSED OF AT THE TRANSACTION DATES	-	143,350

CASH AT BEGINNING OF YEAR	132,285	248,532
CASH AT THE END OF PERIOD	$138,458	$133,039

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Non cash investing and financing activities:
Redemption of mandatorily redeemable preferred stock	$-	$16,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Review Reporting

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results and cash flows for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K annual report for the year ended December 31, 2011 filed on April 16, 2012.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management Liquidity Plans

As of June 30, 2012, the Company had a working capital deficit of $1,209,019, an accumulated deficit of $17,480,765, shareholders’ deficiency of $723,370 and cash on hand of $138,458. The Company has experienced substantial historical losses. The Company had net cash used in operations of $55,827 and $1,681,284 for the six months ended June 30, 2012 and 2011, respectively. The Company continues to explore all sources of increasing revenue. If the Company is unable in the near term to raise capital on commercially reasonable terms or increase revenue, it will not have sufficient cash to sustain its operations for the next twelve months. As a result, the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2012 through the date these financial statements were issued. Management concluded that no subsequent events required disclosure in these financial statements.

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

The Company recognizes revenue and reports profits from purchase orders filled under master contracts when an order is complete. Purchase orders received under master contracts may extend for periods in excess of one year. However, no revenues, costs or profits are recognized in operations until the period of completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of June 30, 2012 and December 31, 2011, there were no such provisions made.

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

The Company has two suppliers, including a former subsidiary, that provided 26% and 15%, respectively, of its supply needs during the six months ended June 30, 2012. The Company had one supplier that provided 15% of its supply needs during the six months ended June 30, 2011. The Company has two suppliers, including a former subsidiary, that provided 31% and 21%, respectively, of its supply needs during the three months ended June 30, 2012. The Company had one supplier that provided 22% of its supply needs during the three months ended June 30, 2011. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of any contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

For the six months ended June 30, 2012, the Company derived 12% and 85%, respectively, of its revenues from various U.S. government entities, and two other customers. For the six months ended June 30, 2011, the Company derived 18% and 67%, respectively, of its revenues from various U.S. government entities, and two other customers. For the three months ended June 30, 2012, the Company derived 19% and 79%, respectively, of its revenues from various U.S. government entities, and two other customers. For the three months ended June 30, 2011, the Company derived 21% and 70%, respectively, of its revenues from various U.S. government entities, and two other customers.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Management performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. Collections and payments from customers are continuously monitored. While such bad debt expenses have historically been within expectations and allowances established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. At June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $451,761.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Securities that could potentially dilute basic EPS in the future that were not included in the computation of the diluted EPS because to do so would be anti-dilutive consist of the following:

	June 30,
	2012	2011

Warrants to purchase Common Stock	675,001	675,001

Options to purchase Common Stock	1,055,000	2,440,000

Total potential Common Stock	1,730,001	3,115,001

2.	COSTS IN EXCESS OF BILLINGS (BILLINGS IN EXCESS OF COSTS) ON UNCOMPLETED CONTRACTS AND ACCOUNTS RECEIVABLE

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

Costs in excess of billing on uncompleted contracts, net were $786,455 and $1,178,584 as of June 30, 2012 and December 31, 2011, respectively.

Backlog

The estimated gross revenue on work to be performed on backlog was approximately $5 million and $7 million as of June 30, 2012 and 2011, respectively.

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

Accounts receivable throughout the year may decrease based on payments received, credits for change orders, or back charges incurred. At June 30, 2012 and December 31, 2011, the Company had accounts receivable of $625,456 and $891,033, respectively and an allowance for doubtful accounts of $451,761. The Company recorded bad debt expense of $0 and $150,805 for the six months ended June 30, 2012 and 2011, respectively. The Company recorded bad debt expense of $0 and $150,805 for the three months ended June 30, 2012 and 2011, respectively.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. On April 2, 2008, the Company filed a response to the charges. On May 12, 2011, the Department of Labor dismissed the complaint. On March 7, 2008, Mr. Cusack also commenced a second action against the Company in New York State Supreme Court, Nassau County, and the claims asserted are for breach of contract, conversion of stock and related issues arising from his termination of employment. On November 5, 2008, the Company filed an answer and filed counterclaims against Mr. Cusack for fraud and rescission of his contract. On June 4, 2012, the parties reached a settlement, and the parties are currently finalizing a settlement agreement. The Company recorded $50,000 in settlement costs which are included in accrued expenses in the condensed consolidated balance sheet as of June 30, 2012.

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

On January 6, 2012, a group led by Dale Scales (the “Scales Group”) filed a Schedule 13D with the Securities and Exchange Commission stating that it intended to ask the Board of Directors to call a special meeting of the Company’s stockholders for the purpose of removing the Company’s directors for cause and replacing them with candidates chosen by the Scales Group. The Board of Directors believes that this filing misleads the Company’s stockholders because, among other things, it fails to disclose that the Scales Group is acting in concert with Anthony Piscitelli, the Company’s former chief executive officer. In November 2011, the Board demanded Mr. Piscitelli’s resignation as a result of mismanagement and misconduct that included providing confidential information belonging to the Company to Mr. Scales in violation of the Board’s express instructions. On January 9, 2012, the Board of Directors of the Company amended the Company’s bylaws to eliminate the ability of stockholders to request special meetings of stockholders. Subsequently, the Board has declined to call a special meeting of stockholders despite having received a request from the Scales Group purporting to have been signed by the holders of more than two thirds of the Company’s outstanding shares. On April 3, 2012, Mr. Scales and a company controlled by him filed a civil action in the Court of Chancery of the State of Delaware against the Company and the current members of its Board of Directors. The caption of the action is Armor Technologies LLC v. American Defense Systems, Inc., Civil Action No. 7394-CS. The plaintiffs allege that the Company’s current directors have breached their fiduciary duties by amending the bylaws and declining to schedule the special meeting requested by the Scales Group. The plaintiffs ask the Court to declare the bylaw amendment invalid and order the Board of Directors to call the special meeting requested by the Scales Group. The plaintiffs also sought an award of compensatory damages in an unspecified amount. On May 9, 2012, the Company filed an answer to the complaint. During the six and three months ended June 30, 2012, the Company incurred approximately $133,000 in legal fees associated with this matter. On June 4, 2012, the plaintiffs dismissed the action with prejudice.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	SHAREHOLDERS’ DEFICIENCY

The following table summarizes the changes in shareholders' deficiency for the six months ended June 30, 2012:

Balance - January 1, 2012	$(235,012)

Stock based compensation	37,220

Net loss	(525,578)

Balance - June 30, 2012	$(723,370)

Warrants

The following is a summary of stock warrants outstanding at June 30, 2012:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives (in years)
Balance – January 1, 2012	675,001	$2.00	1.18
Granted	-	n/a	-
Exercised	-	n/a	-
Cancelled, Forfeited or expired	-	n/a	-
Balance – June 30, 2012	675,001	$2.00	0.68

Exercisable – June 30, 2012	675,001

The fair value of the stock warrants as of June 30, 2012 and December 31, 2011 was not material.

Stock Option Plan

The Company accounts for all stock based compensation as an expense in the financial statements and associated costs are measured at the fair value of the award. The Company also recognizes the excess tax benefit related to stock option exercises as financing cash inflows instead of operating inflows. As a result, the Company’s net (loss) income before taxes for the six months ended June 30, 2012 and 2011 included $37,220 and $75,107 of stock based compensation expense, respectively, and $11,443 and $41,828, respectively for the three months ended June 30, 2012 and 2011. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statements of operations. The Company has selected a “with-and-without” approach regarding the accounting for the tax effects of share-based compensation awards.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock options outstanding at June 30, 2012:

	Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (In years)

Outstanding, January 1, 2012	2,040,000	$1.57	-	3.47
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Cancelled/forfeited	(985,000)	1.27	n/a	n/a
Outstanding, June 30, 2012	1,055,000	$1.85	-	2.62

Exercisable, June 30, 2012	854,000	$1.85		2.59

As of June 30, 2012, there was a total of $33,072 of unrecognized compensation arrangements granted under the Company’s 2007 Incentive Compensation Plan (the “2007 Plan”). The cost is expected to be recognized through 2015.

The Company did not issue any options during the six and three months ended June 30, 2012.

The Company issued 100,000 shares of common stock to non-employee directors as compensation under the 2007 Plan during the six months ended June 30, 2012. The fair value on the date of grant was $5,000 based on the stock price on the date of issuance. These awards were fully vested on the date of grant.

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

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The presentation herein of the results of continuing operations excludes APSG for all periods presented. The following APSG amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2012 and 2011:

	2012	2011
Revenues	$-	$969,291
Income from discontinued operations before income taxes	-	126,518
Gain on disposal of APSG	-	2,910,565
Income tax expense	-	-
Income from discontinued operations, net of tax	$-	$3,037,083

There were no APSG amounts reflected as discontinued operations in the condensed consolidated statement of operations for the three months ended June 30, 2012 and 2011.

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

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2012 and 2011:

	2012	2011

Revenues	$-	$37,307
Loss from discontinued operations, net of tax	$26,669	$481,893

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated statement of operations for the three months ended June 30, 2012 and 2011:

	2012	2011

Revenues	$-	$16,807
Loss from discontinued operations, net of tax	$26,669	$350,667

The following T2 amounts have been segregated from continuing operations and are reflected as discontinued operations in the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Current Assets:
Accounts receivable, net	$-	$10,774

Long-term Assets:
Property and equipment, net	$-	$15,895

During the three months ended June 30, 2012, the Company impaired the balance of T2 assets. During the three months ended June 30, 2011, the Company recorded an impairment loss of $199,454 on long-lived assets related to T2.

Cash flows from discontinued operations were not reported separately for the six months ended June 30, 2012 and 2011.

AMERICAN DEFENSE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	LEASE TERMINATION

In connection with the Company’s relocation of its corporate headquarters and operations from Hicksville, NY to Lillington, NC, the Company surrendered the Premises in the building designated as 230 Duffy Avenue, Hicksville, NY, the “Premises” on July 15, 2011. On April 9, 2012, the Company entered into a lease termination agreement (the “Agreement”) with the landlord of the Premises. The Agreement states that the Company’s remaining payment obligation under the Lease is $82,878 as of April 9, 2012. This represents the balance of rental arrears on the Premises. The balance due on these rental arrears was $32,878 at June 30, 2012 and is included in accounts payable in the Company’s condensed consolidated balance sheet at June 30, 2012.

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

The Company does not expect that its unrecognized tax benefits will significantly change within the next twelve months. The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. There are no current tax examinations in progress. As of June 30, 2012, the Company remains subject to examination in applicable tax jurisdictions for the relevant statute of limitations periods.

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

•         We have favorably resolved all outstanding litigation against the Company including the cases involving Thomas Cusack, Action Group Inc., and the Scales Group, as more fully discussed in PART II, Item 1, Legal Proceedings;

•         We have decreased general and administrative expenses for the six months ended June 30, 2012 by $1,071,179 or 67% compared to the six months ended June 30, 2011. The decrease was due primarily to lower overhead costs resulting from the Company’s relocation to Lillington, NC in July 2011, a reduction in employee benefits related to reduced headcount, and an overall cost cutting program initiated by the Board of Directors. These changes will enable us to better focus our efforts and to provide a more competitive business environment;

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

Our contract backlog as of June 30, 2012 was $5 million. We estimate that approximately $3 million of the backlog will be filled during the remainder of 2012. Accordingly, in order to maintain our current revenue levels and to generate revenue growth, we will need to win more contracts with the U.S. government and other commercial entities, achieve significant penetration into critical infrastructure and public safety protection markets, and successfully further develop our relationships with OEM's and strategic partners. Notwithstanding the possible significant troop reductions in Afghanistan and Iraq, we expect that demand in those countries for armored military construction vehicles will continue in order to repair significant war damage and for nation-building purposes. In addition, we are exploring interest in armored construction equipment in other countries with mine-infested regions.

We continue to aggressively bid on projects and are in preliminary talks with a number of international firms to pursue long-term government and commercial contracts, including with respect to Homeland Security. There can be no assurance that we will obtain a sufficient number of contracts or that any contracts obtained will be of significant value or duration.

Cost of Revenues and Operating Expenses

Cost of Revenues.      Cost of revenues consists of parts, direct labor and overhead expenses incurred for the fulfillment of orders under contract. These costs are charged to expense upon completion and acceptance of an order. Costs of revenues also includes the costs of prototyping and engineering, which are expensed upon completion of an order as well. These costs are included as costs of revenue because they are incurred to modify products based upon government specifications and are reimbursable costs within the contract. These costs for the production of goods under contract are expensed when they are complete. We allocate overhead expenses such as employee benefits, computer supplies, depreciation for computer equipment and office supplies based on personnel assigned to the job. As a result, indirect overhead expenses are included in cost of revenues and each operating expense category.

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

We recognize revenue and report profits from purchases orders filled under master contracts when an order is complete, as defined below. Purchase orders received under master contracts may extend for periods in excess of one year. Purchase order costs are accumulated as deferred assets and billings and/or cash received are charged to a deferred revenue account during the periods of construction. However, no revenues, costs or profits are recognized in operations until the period upon completion of the order. An order is considered complete when all costs, except insignificant items, have been incurred and, the installation or product is operating according to specification or the shipment has been accepted by the customer. Provisions for estimated contract losses are made in the period that such losses are determined. As of June 30, 2012, there were no such provisions made.

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

We recognized $37,220 and $75,107 in stock compensation expense for the six months ended June 30, 2012 and 2011, respectively, and $11,443 and $41,828 for the three months ended June 30, 2012 and 2011, respectively.

Consolidated Results of Operations

The following discussion should be read in conjunction with the information set forth in the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. The following discussion excludes results of discontinued operations.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenues. Revenues for the six months ended June 30, 2012 were $3,624,456, a decrease of $713,339, or 16%, as compared to revenues of $4,337,795 in the comparable period in 2011. This decrease was due primarily to a ship armoring project completed during the six months ended 2011 and a reduction in the number of Field Service Representatives under contract from 3 in the first half of 2011 to 1 in the first half of 2012.

Cost of Revenues.       Cost of revenues for the six months ended June 30, 2012 was $2,080,476, a decrease of $428,483, or 17%, over cost of revenues of $2,508,959 in the comparable period in 2011. This decrease resulted primarily from the decline in revenue.

Gross Profit.       Gross profits for the six months ended June 30, 2012 and 2011 were $1,543,980 and $1,828,836, respectively. Gross profit margin was 43% and 42% for six months ended June 30, 2012 and 2011, respectively. The increase in gross profit margin resulted primarily from a better product mix.

Sales and Marketing Expenses.       Sales and marketing expenses for the six months ended June 30, 2012 and 2011 were $72,534 and $275,715, respectively, representing a decrease of $203,181, or 74%. The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing including use of outside consultants, as well as a reduction in headcount.

Research and Development Expenses.       Research and development expenses for the six months ended June 30, 2012 and 2011 were $36,866 and $184,015, respectively, a decrease of $147,149, or 80%, due to a reduction in the number of employees from 3 full-time employees to 1 part-time employee.

General and Administrative Expenses.       General and administrative expenses for the six months ended June 30, 2012 and 2011 were $516,778 and $1,587,957, respectively. The decrease of $1,071,179, or 67%, was due primarily to lower overhead costs resulting from the Company’s relocation to Lillington, NC in July 2011, lower general liability insurance due to decreased sales, reduction in employee benefits related to reduced headcount, and an overall cost cutting program initiated by the Board of Directors.

General and Administrative Salaries Expense.      General and administrative salaries expenses for the six months ended June 30, 2012 and 2011 were $705,753 and $1,352,949, respectively. The decrease of $647,196, or 48%, was due primarily to a reduction in headcount of eight employees, as well as salary reductions for remaining employees.

Depreciation and Amortization Expense.       Depreciation and amortization expense was $130,794 and $433,595 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $302,801, or 70%, due to the absence of depreciation on leasehold improvements on the Company’s Hicksville, NY facility which was vacated in July 2011.

Professional Fees.       Professional fees for the six months ended June 30, 2012 and 2011 were $510,358 and $501,056, respectively. The increase of $9,302, or 2%, was due primarily to approximately $133,000 in legal fees incurred in connection with the Scales Group case, partially offset by a decrease in consulting fees.

Other (Income) and Expense.       Our Series A Preferred was recorded at fair value through March 22, 2011 with changes in fair value recorded in the statement of operations. We experienced a loss on adjustment of fair value with respect to our Series A Preferred of $2,395,592 for the six months ended June 30, 2011. In addition, we incurred interest expense associated with the amortization of the deferred financing costs and discount on the Series A Preferred of $236,373 for the six months ended June 30, 2011. We recorded a gain on the redemption of our Series A Preferred of $12,786,969 for the six months ended June 30, 2011.

(Loss) Income from Discontinued Operations.       We recorded a loss from discontinued operations of $26,669 for the six months ended June 30, 2012 related to the impairment of the remaining assets of T2. We recorded income from discontinued operations of $2,555,190 for the six months ended June 30, 2011, including a gain on the disposal of APSG of $2,910,565. See Note 5 of the accompanying condensed consolidated financial statements.

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues.       Revenues for the three months ended June 30, 2012 were $1,734,846, a decrease of $87,296, or 5%, as compared to revenues of $1,822,142 in the comparable period in 2011. This decrease was due primarily to a slow-down in government orders and a reduction in the number of Field Service Representatives under contract from three in the first quarter of 2011 to one in the first quarter of 2012.

Cost of Revenues.       Cost of revenues for the three months ended June 30, 2012 was $789,169, a decrease of $335,499, or 30%, over cost of revenues of $1,124,668 in the comparable period in 2011. This decrease resulted primarily from the decline in revenue.

Gross Profit.       Gross profits for the three months ended June 30, 2012 and 2011 were $945,677 and $697,474, respectively. Gross profit margin was 55% and 38% for three months ended June 30, 2012 and 2011, respectively. The increase in gross profit margin resulted primarily from the Company working with the government to close out existing contracts that resulted in additional billings.

Sales and Marketing Expenses.       Sales and marketing expenses for the three months ended June 30, 2012 and 2011 were $31,421 and $104,311, respectively, representing a decrease of $72,890, or 70%. The decrease was due primarily to a decrease in trade show expenses and related expenses from selling and marketing including use of outside consultants.

Research and Development Expenses.       Research and development expenses for the three months ended June 30, 2012 and 2011 were $17,135 and $68,857, respectively, a decrease of $51,722, or 75%, due to a reduction in the number of employees from three full-time employees to one part-time employee.

General and Administrative Expenses.       General and administrative expenses for the three months ended June 30, 2012 and 2011 were $241,488 and $770,939, respectively. The decrease of $529,451, or 69%, was due primarily to lower overhead costs resulting from the Company’s relocation to Lillington, NC in July 2011, lower general liability insurance due to decreased sales, reduction in employee benefits related to reduced headcount, and an overall cost cutting program initiated by the Board of Directors.

General and Administrative Salaries Expense.       General and administrative salaries expenses for the three months ended June 30, 2012 and 2011 were $342,891 and $649,054, respectively. The decrease of $306,163, or 47%, was due primarily to a reduction in headcount of eight employees, as well as salary reductions for remaining employees.

Depreciation and Amortization Expense.       Depreciation and amortization expense was $57,650 and $210,953 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $153,303, or 73%, due to the absence of depreciation on leasehold improvements on the Company’s Hicksville, NY facility which was vacated in July 2011.

Professional Fees.       Professional fees for the three months ended June 30, 2012 and 2011 were $299,206 and $262,193, respectively. The increase of $37,013, or 14%, was due primarily to approximately $133,000 in legal fees incurred in connection with the Scales Group case, partially offset by a decrease in consulting fees.

Loss from Discontinued Operations.       We recorded losses from discontinued operations of $26,669 and $350,667 for the three months ended June 30, 2012 June 30, 2011, respectively, related to T2. See Note 5 of the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

The primary sources of our liquidity during the six months ended June 30, 2012 were net accounts receivable of $625,456 and costs in excess of billings of $786,455 as well as our ability to sell future accounts receivable under an accounts receivable purchase agreement with Republic Capital Access (RCA).

As of June 30, 2012, the Company had a working capital deficit of $1,209,019, an accumulated deficit of $17,480,765, shareholders’ deficiency of $723,370 and cash on hand of $138,458. The Company has experienced substantial historical losses. The Company had net cash used in operations of $55,827 and $1,681,284 for the six months ended June 30, 2012 and 2011, respectively. The Company continues to explore all sources of increasing revenue. If the Company is unable in the near term to raise capital on commercially reasonable terms or increase revenue, it will not have sufficient cash to sustain its operations for the next twelve months. As a result, the Company may be forced to further reduce or even curtail its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Net Cash Used In Operating Activities. Net cash used in operating activities was $55,827 and $1,681,284 for the six months ended June 30, 2012 and 2011, respectively. Net cash used in operating activities during the six months ended June 30, 2012 consisted primarily of changes in our operating assets and liabilities of $275,068, including changes in accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses, as well as an operating loss of $429,103. Net cash used in operating activities during the six months ended June 30, 2011 consisted primarily of changes in our operating assets and liabilities of $179,018 including accounts receivable, cost in excess of billing, prepaid expenses and other current assets, and accounts payable and accrued expenses as well as an operating loss of $2,506,451.

Net Cash Provided By Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2012 was $62,000 and consisted of proceeds from the sale of a fixed asset. Net cash provided by investing activities for the six months ended June 30, 2011 was $1,422,441 and consisted of $1,000,000 of proceeds from the sale of APSG and the redemption of the Series A Preferred, as well as proceeds from the sale of a fixed asset of 429,697, partially offset by leasehold improvements and purchases of computer equipment.

Cash flows from discontinued operations were not reported separately for the six months ended June 30, 2012 and 2011. Cash flows from discontinued operations were $143,350 for the six months ended June 30, 2011. The absence of these cash flows is not expected to have a material effect on our future liquidity or capital resources.

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

The initial term of the purchase agreement ended on December 31, 2009 and will renew annually after the initial term, unless earlier terminated by either of the parties. Pursuant to an amendment to the purchase agreement in October 2009, the term during which we may offer and sell eligible accounts receivable to RCA (Availability Period) was extended from December 31, 2009 to October 15, 2010, and the discount factor rate was reduced from 0.524% to 0.4075%. On November 12, 2010, the term was further extended to October 15, 2011. On November 9, 2011, we signed an amendment to the purchase agreement which extended the term to December 31, 2012, eliminated the Program Continuance Fee and added a Commitment Fee equal to 1% of the difference between the outstanding receivable balance and $1 million. As of June 30, 2012, there was $31,277 in accounts receivable for which RCA had not received payment from our customers.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (or Exchange Act) and are not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (or Exchange Act), are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 because of the material weakness set forth below.

The following is a summary of the material weaknesses we identified as of December 31, 2011 which remain as of June 30, 2012.

Due to the reduction in accounting staff during 2011, we did not have a sufficient number of accounting personnel in order to have adequate segregation of duties. In addition, we did not have a sufficient number of trained accounting personnel with expertise in GAAP to ensure that complex, material and/or non-routine transactions were properly reflected in the consolidated financial statements. However, all such transactions have been properly disclosed in the accompanying condensed consolidated financial statements as of June 30, 2012 and December 31, 2011.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

On March 4, 2008, Thomas Cusack, the Company’s former General Counsel, commenced an action with the United States Department of Labor, Occupational Safety and Health and Safety Administration, alleging retaliation in contravention of the Sarbanes-Oxley Act. On April 2, 2008, the Company filed a response to the charges. On May 12, 2011, the Department of Labor dismissed the complaint. On March 7, 2008, Mr. Cusack also commenced a second action against the Company in New York State Supreme Court, Nassau County, and the claims asserted are for breach of contract, conversion of stock and related issues arising from his termination of employment. On November 5, 2008, the Company filed an answer and filed counterclaims against Mr. Cusack for fraud and rescission of his contract. On June 4, 2012, the parties reached a settlement, and the parties are currently finalizing a settlement agreement. The Company recorded $50,000 in settlement costs which are included in accrued expenses in the condensed consolidated balance sheet as of June 30, 2012.

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

On January 6, 2012, a group led by Dale Scales (the “Scales Group”) filed a Schedule 13D with the Securities and Exchange Commission stating that it intended to ask the Board of Directors to call a special meeting of the Company’s stockholders for the purpose of removing the Company’s directors for cause and replacing them with candidates chosen by the Scales Group. The Board of Directors believes that this filing misleads the Company’s stockholders because, among other things, it fails to disclose that the Scales Group is acting in concert with Anthony Piscitelli, the Company’s former chief executive officer. In November 2011, the Board demanded Mr. Piscitelli’s resignation as a result of mismanagement and misconduct that included providing confidential information belonging to the Company to Mr. Scales in violation of the Board’s express instructions. On January 9, 2012, the Board of Directors of the Company amended the Company’s bylaws to eliminate the ability of stockholders to request special meetings of stockholders. Subsequently, the Board has declined to call a special meeting of stockholders despite having received a request from the Scales Group purporting to have been signed by the holders of more than two thirds of the Company’s outstanding shares. On April 3, 2012, Mr. Scales and a company controlled by him filed a civil action in the Court of Chancery of the State of Delaware against the Company and the current members of its Board of Directors. The caption of the action is Armor Technologies LLC v. American Defense Systems, Inc., Civil Action No. 7394-CS. The plaintiffs allege that the Company’s current directors have breached their fiduciary duties by amending the bylaws and declining to schedule the special meeting requested by the Scales Group. The plaintiffs ask the Court to declare the bylaw amendment invalid and order the Board of Directors to call the special meeting requested by the Scales Group. The plaintiffs also sought an award of compensatory damages in an unspecified amount. On May 9, 2012, the Company filed an answer to the complaint. During the six and three months ended June 30, 2012, the Company incurred approximately $133,000 in legal fees associated with this matter. On June 4, 2012, the plaintiffs dismissed the action with prejudice.

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

AMERICAN DEFENSE SYSTEMS, INC.

Date: August 20, 2012	By:	/s/ Gary Sidorsky
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

